Form 10-Q
period 2014-03-31
Square 1 Financial Inc
filed 2014-05-14
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to ______

 Commission File Number: 001-36372
SQUARE 1 FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-187698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

406 Blackwell Street, Suite 240 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

(866) 355-0468
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
At April 30, 2014, 28,248,706 shares of the registrant’s common stock ($0.01 par value) were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Square 1 Financial, Inc.
Interim Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$197,894	$105,730
Investment in time deposits	1,250	1,250
Investment securities—available for sale, at fair value	980,669	924,229
Investment securities—held to maturity, at amortized cost	169,521	154,255
Loans, net of unearned income of $4.6 million and $4.5 million	1,061,287	1,082,536
Less allowance for loan losses	(19,094)	(18,379)
Net loans	1,042,193	1,064,157
Premises and equipment, net	3,185	3,061
Deferred income tax assets, net	12,110	15,620
Bank owned life insurance	34,631	31,706
Intangible assets	1,996	2,065
Other receivables	2,856	2,592
Warrant valuation	6,596	5,105
Prepaid expenses	1,311	1,309
Accrued interest receivable and other assets	12,930	15,348
Total assets	$2,467,142	$2,326,427
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$1,371,149	$1,380,024
Demand, interest-bearing	130,660	103,638
Money market deposit accounts	666,485	596,247
Time deposits	29,905	26,818
Total deposits	2,198,199	2,106,727
Borrowings and repurchase agreements	—	12,737
Junior subordinated debt	3,186	6,207
Accrued interest payable and other liabilities	7,877	11,607
Total liabilities	$2,209,262	$2,137,278
Commitments and contingencies (Notes 11 and 16)
Shareholders’ equity:
Convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 45,000,000 shares authorized, 27,234,386 shares and 23,611,746 shares issued and outstanding, respectively	272	236
Additional paid in capital	239,306	183,716
Accumulated other comprehensive income (loss)	1,223	(4,096)
Retained earnings	17,079	9,293
Total shareholders’ equity	257,880	189,149
Total liabilities and shareholders’ equity	$2,467,142	$2,326,427
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Interest income:
Loans including fees on loans	$16,403	$12,761
Investment securities	6,333	4,215
Federal funds and other short-term investments	64	53
Total interest income	22,800	17,029
Interest expense:
Deposits	130	120
Borrowings and repurchase agreements	4	24
Junior subordinated debt	159	159
Total interest expense	293	303
Net interest income	22,507	16,726
Provision for loan losses	2,964	2,760
Net interest income after provision for loan losses	19,543	13,966
Noninterest income:
Service charges and fees	1,704	1,529
Foreign exchange fees	1,641	1,227
Loan documentation fees	137	80
Investment impairment	(43)	(302)
Net gain on securities	9	—
Letter of credit fees	515	204
Warrant income (loss)	2,195	(227)
Gain on sale of loans	253	602
Bank owned life insurance	290	219
Other	438	705
Total noninterest income	7,139	4,037
Noninterest expense:
Personnel	10,634	8,469
Occupancy	740	661
Data processing	822	689
Furniture and equipment	702	642
Advertising and promotions	275	262
Professional fees	601	654
Telecommunications	260	293
Travel	166	199
FDIC assessment	405	313
Other	978	846
Total noninterest expense	15,583	13,028
Income before income tax expense/benefit	11,099	4,975
Income tax expense	3,251	1,620
Net income	7,848	3,355
Dividends on preferred stock	62	63
Net income available to common shareholders	$7,786	$3,292
Earnings per share—basic	$0.33	$0.14
Earnings per share—diluted	$0.31	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$7,848	$3,355
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,319	436
Other comprehensive income	5,319	436
Comprehensive income	13,167	3,791
Dividends on preferred stock	62	63
Comprehensive income available to common shareholders	$13,105	$3,728
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,000	$—	23,491,697	$235	$182,135	$7,195	$(12,839)	$176,726
Issuance of common stock, net issuance costs of $1 thousand	—	—	4,566	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	353	—	—	353
Dividends on preferred stock	—	—	—	—	—	—	(63)	(63)
Net income	—	—	—	—	—	—	3,355	3,355
Unrealized gain on securities net of tax of $0.3 million	—	—	—	—	—	436	—	436
Balance at March 31, 2013	5,000	$—	23,496,263	$235	$182,487	$7,631	$(9,547)	$180,806

Balance at December 31, 2013	5,000	$—	23,611,746	$236	$183,716	$(4,096)	$9,293	$189,149
Issuance of common stock, net issuance costs of $1.4 million	—	—	3,622,640	36	55,055	—	—	55,091
Stock-based compensation	—	—	—	—	976	—	—	976
Conversion of trust preferred securities	—	—	—	—	(441)	—	—	(441)
Dividends on preferred stock	—	—	—	—	—	—	(62)	(62)
Net income	—	—	—	—	—	—	7,848	7,848
Unrealized gain on securities net of tax of $3.2 million	—	—	—	—	—	5,319	—	5,319
Balance at March 31, 2014	5,000	$—	27,234,386	$272	$239,306	$1,223	$17,079	$257,880
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$7,848	$3,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	297
Amortization on investment securities, net	3,919	3,500
Provision for loan losses	2,964	2,760
Stock-based compensation	976	353
Gain on sale of securities available for sale	(9)	—
Investment impairment	43	302
Deferred income tax (benefit) provision	350	(583)
Earnings on bank owned life insurance	(290)	(219)
Changes in assets and liabilities:
Accrued interest receivable and other assets	729	(221)
Accrued interest payable and other liabilities	(3,736)	3,147
Net cash provided by operating activities	13,028	12,691
Cash flows from investing activities:
Purchase of securities available for sale	(81,860)	(80,785)
Purchase of securities held to maturity	(15,641)	(1,692)
Proceeds from calls/maturities of securities available for sale	30,005	34,578
Proceeds from sales of securities available for sale	204	—
Proceeds from paydowns of securities held to maturity	118	509
Net decrease in loans	19,000	63,810
Purchase of bank owned life insurance	(2,635)	—
Purchases of premises and equipment	(358)	(29)
Net cash (used in) provided by investing activities	(51,167)	16,391
Cash flows from financing activities:
Net increase in deposits	91,473	253,859
Net decrease in repurchase agreements	(12,737)	—
Decrease in FHLB borrowings	—	(90,000)
Preferred dividends paid	(62)	(63)
Proceeds from issuance of common stock, net of issuance costs	51,182	(1)
Proceeds from issuance of shares under stock-based compensation plan	447	—
Net cash provided by financing activities	130,303	163,795
Net change in cash and cash equivalents	92,164	192,877
Cash and cash equivalents at beginning of year	105,730	48,971
Cash and cash equivalents at end of year	$197,894	$241,848
Supplemental statement of cash flow disclosures
Interest paid	$293	$304
Income taxes paid	$4,268	$452
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization and Nature of Operations
Square 1 Financial, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware on October 6, 2004. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiary, Square 1 Bank. Square 1 Bank (the “Bank”) was incorporated under the laws of North Carolina on July 11, 2005 and commenced banking operations on August 8, 2005. The Bank is not a member of the Federal Reserve System. The Bank provides a full range of commercial banking services primarily to companies that have received institutional investment, typically from venture capital and private equity sources. The Bank’s primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees. During 2007, the Company formed Square 1 Ventures, LLC (a Delaware limited liability company); a wholly-owned subsidiary established to sponsor a fund of funds. Square 1 Ventures, LLC is consolidated into the Company’s financial statements. In 2013, the Bank formed Square 1 Asset Management, a wholly owned subsidiary of the Bank in order to provide an investment alternative for clients. On March 31, 2014, the Company closed on its initial public offering ("IPO").
The Bank operates one branch in Durham, NC and loan production offices in Menlo Park, San Francisco, San Diego, Los Angeles, Orange County and Campbell, CA; and Austin, New York, Denver, Boston, Seattle and the District of Columbia. The Company’s corporate headquarters are located in Durham, NC.
In September 2008, Square 1 Financial Capital Trust I (the “Trust”), a Delaware trust , was formed by the Company, as Sponsor, in order to facilitate the issuance of convertible trust preferred securities. The Trust has invested the total proceeds from the sales of the convertible trust preferred securities in convertible junior subordinated deferrable interest debentures issued by the Company. The assets of the trust are not assets of the Company and are not consolidated into the Company’s consolidated financial statements. The subordinated debentures issued by the Company to the Trust are included in borrowings, and the Company’s equity interests in the Trust are included in other assets. The Company will redeem the trust preferred securities as of June 30, 2014 (see Note 8).
In 2013, the Company acquired the business operations and key employees of Sand Hill Finance LLC, a factoring company located in California, as part of the Company's strategy to continue to grow its asset-based lending portfolio. Square 1 Bank acquired approximately $11.9 million of factoring loans from Sand Hill Finance LLC and certain other assets for a total purchase price of approximately $12.4 million, which included the repayment of $7.2 million in debt. Additionally, the Bank assumed obligations under the real estate lease for the company’s primary place of business and hired the company’s seven employees. The Bank has integrated the factoring product into its existing suite of asset-based lending products.
Basis of Presentation
These unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in the notes to the audited financial statements for the fiscal year ended December 31, 2013 included in the Company's Registration Statement on Form S-1 (File No. 333-193197), which was initially filed with the Securities and Exchange Commission ("SEC") on January 6, 2014, subsequently amended thereafter and declared effective by the SEC on March 26, 2014 (the "Registration Statement"). These unaudited interim consolidated financial statements have also been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the SEC, and as such certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2013 and notes thereto included in the Registration Statement. Certain prior year amounts have been reclassified to conform to current year presentation.
The amounts included in these financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods. Unless otherwise noted, all adjustments are normal and recurring in nature. In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

Principles of Consolidation
The consolidated financial statements include the financial statements of Square 1 Financial and its consolidated subsidiaries and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements. If an entity is not a VIE, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.
Square 1 Venture 1, L.P.-The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. The Company accounts for the investment in Square 1 Venture 1, L.P. using the equity method of accounting. For the three months ended March 31, 2014 and 2013, no gains or losses were recognized. The fair value of the investment at March 31, 2014 and December 31, 2013, was $1.0 million and is included in other assets on the balance sheet.
On April 1, 2014, Square 1 Ventures, LLC transferred the contract for the management of Square 1 Venture 1, L.P. to Industry Ventures, a fund-of-funds manager in San Francisco, CA. In connection with this transfer, we recorded a gain of $0.5 million. We do not expect the impact of the sale of the management contract to have an ongoing material impact to our results of operations or financial condition.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, recognition and measurement of income tax assets and liabilities and the valuation of equity warrant assets and foreclosed assets.
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $13.8 million and $12.0 million in the consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively.

2.	NEW ACCOUNTING STANDARDS
In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires expanded disclosures about about the assets, liabilities, income, and expenses of discontinued operations and requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. For the Company, ASU No. 2014-08 would be applied prospectively to disposals or classifications as held for sale for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material effect on its consolidated results of operations or financial position.
The FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (OCI) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI in the financial statements, nor do they require new information to be disclosed. The amendments require prospective application and were effective for public entities in reporting periods beginning after December 15, 2012. For nonpublic companies, this revised guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2014. Other than additional disclosures or a change in the presentation on the statement of comprehensive income, this revised guidance did not impact the Company's consolidated results of operations or financial position.
In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 has been applied prospectively for all periods beginning after December 15, 2013. This ASU did not have a material effect on the Company's results of operations or financial position.

3.	INVESTMENT SECURITIES
Investments in securities are classified into three categories and accounted for as follows:
Securities Held to Maturity—Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; or
Trading Securities—Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; or
Securities Available for Sale—Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, a separate component of shareholders’ equity.
The Company intends to hold its securities classified as available for sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity securities. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of the sales. The Company's investments include agency direct obligations, Small Business Administration ("SBA") pools, agency and non-agency mortgage backed securities ("MBS"), corporate securities, municipal bonds, and asset backed securities ("ABS").

Investment securities at March 31, 2014 and December 31, 2013, are summarized as follows:

(in thousands)	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Agency direct obligations	$34,747	$173	$—	$34,920
SBA pools	133,229	1,865	(75)	135,019
Agency MBS	471,106	5,920	(1,700)	475,326
Corporates	148,458	2,348	(2,097)	148,709
Municipal bonds	97,156	—	(2,298)	94,858
Non-agency MBS	68,218	733	(2,300)	66,651
Other ABS	25,143	125	(663)	24,605
Equity securities	658	—	(77)	581
Total	$978,715	$11,164	$(9,210)	$980,669
Held to maturity securities:
Agency mortgaged-backed	$30,200	$220	$(553)	$29,867
Municipal bonds	131,064	2,889	(2,743)	131,210
Corporates	8,257	—	(1,957)	6,300
Total	$169,521	$3,109	$(5,253)	$167,377

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Agency direct obligations	$34,853	$208	$—	$35,061
SBA pools	127,309	1,958	(56)	129,211
Agency mortgaged-backed	445,855	4,395	(2,400)	447,850
Corporates	148,288	1,173	(3,644)	145,817
Municipal bonds	97,532	—	(5,503)	92,029
Non-agency mortgage-backed securities	54,134	371	(2,335)	52,170
Other asset-backed securities	22,787	112	(808)	22,091
Total	$930,758	$8,217	$(14,746)	$924,229
Held to maturity securities:
Agency mortgaged-backed	$18,666	$188	$(608)	$18,246
Municipal bonds	127,339	426	(5,756)	122,009
Corporates	8,250	—	(1,951)	6,299
Total	$154,255	$614	$(8,315)	$146,554
Investment securities with a fair value of $340.7 million and $343.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at Union Bank, the Federal Reserve Bank, and the Federal Home Loan Bank of Atlanta.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA Pools	$28,581	$(75)	$—	$—	$28,581	$(75)
Agency MBS	109,161	(1,338)	22,022	(362)	131,183	(1,700)
Corporates	51,461	(2,115)	3,008	(59)	54,469	(2,174)
Municipal Bonds	94,858	(2,298)	—	—	94,858	(2,298)
Non-Agency MBS	30,352	(593)	13,690	(1,707)	44,042	(2,300)
Other ABS	—	—	4,900	(663)	4,900	(663)
Total	$314,413	$(6,419)	$43,620	$(2,791)	$358,033	$(9,210)
Held to maturity securities:
Agency MBS	$25,192	$(553)	$—	$—	$25,192	$(553)
Municipal Bonds	41,897	(1,402)	16,192	(1,341)	58,089	(2,743)
Corporates	—	—	6,300	(1,957)	6,300	(1,957)
Total	$67,089	$(1,955)	$22,492	$(3,298)	$89,581	$(5,253)

(in thousands)	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA Pools	$13,724	$(56)	$—	$—	$13,724	$(56)
Agency MBS	126,563	(1,801)	24,288	(599)	150,851	(2,400)
Corporates	72,092	(3,644)	—	—	72,092	(3,644)
Municipal Bonds	92,029	(5,503)	—	—	92,029	(5,503)
Non-Agency MBS	22,422	(410)	14,138	(1,925)	36,560	(2,335)
Other ABS	—	—	4,852	(808)	4,852	(808)
Total	$326,830	$(11,414)	$43,278	$(3,332)	$370,108	$(14,746)
Held to maturity securities:
Agency MBS	$13,575	$(608)	$—	$—	$13,575	$(608)
Municipal Bonds	77,344	(3,313)	16,368	(2,443)	93,712	(5,756)
Corporates	—	—	6,299	(1,951)	6,299	(1,951)
Total	$90,919	$(3,921)	$22,667	$(4,394)	$113,586	$(8,315)
At March 31, 2014, there were a total of 105 available for sale securities that were in an unrealized loss position, of which 25 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2013, there were a total of 104 available for sale securities that were in an unrealized loss position, of which 25 investments had fair values less than their amortized cost for a period of time greater than 12 months.
The Company performs extensive ongoing evaluations of the investment portfolio at the individual bond level, including market valuations and impairment analyses. The Company had recorded impairment of $43 thousand and $0.3 million of impairment on certain mortgage-related securities for the three months ended March 31, 2014 and 2013, respectively. The Company had deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery of fair value or until maturity.
The amortized cost of debt securities at March 31, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	March 31, 2014
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
Agency Direct Obligations	$34,747	$3,890	$30,857	$—	$—
SBA Pools	133,229	—	—	68,616	64,613
Agency MBS	471,106	—	—	36,756	434,350
Corporates	148,459	—	55,632	12,947	79,880
Municipal Bonds	97,156	—	—	5,977	91,179
Non-Agency MBS	68,218	—	—	3,085	65,133
Other ABS	25,142	—	19,580	—	5,562
Total	$978,057	$3,890	$106,069	$127,381	$740,717
Held to maturity securities:
Contractual maturity
Agency MBS	$30,200	$—	$—	$—	$30,200
Municipal Bonds	131,064	—	—	6,781	124,283
Corporates	8,257	—	—	—	8,257
Total	$169,521	$—	$—	$6,781	$162,740

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at March 31, 2014 and December 31, 2013, are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Commercial loans:
Technology	$480,877	$483,337
Life sciences	211,617	209,069
Venture capital/private equity	91,595	143,468
Asset-Based Loans	209,532	186,702
SBA and USDA	24,864	23,719
Other	4,624	1,424
Total commercial loans	1,023,109	1,047,719
Real estate loans:
SBA and USDA	29,558	27,504
Total real estate loans	29,558	27,504
Construction loans:
SBA and USDA	286	287
Total construction loans	286	287
Credit cards	12,916	11,575
Less unearned income, net	(4,582)	(4,549)
Total loans, net of unearned income	$1,061,287	$1,082,536
Directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers in the normal course of business. The Company had three commitments totaling $7.5 million to these parties at March 31, 2014 and December 31, 2013.
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At March 31, 2014 and December 31, 2013, the outstanding balances of these loans were $115.8 million and $114.6 million, respectively. The SBA/USDA guaranteed portions of two and 21 of these loans were sold to the secondary market during 2014 and 2013, respectively. The outstanding sold balance at March 31, 2014 and December 31, 2013, was $61.1 million and $63.1 million, respectively.
The Company accounts for loan servicing rights or liabilities under Accounting Standards Codification (ASC) 860, “Transfers and Servicing.” ASC requires the Company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. Changes in the fair value of the servicing asset are recognized in other noninterest income. The valuation methodology estimates the present value of future cash flows based on the unique characteristics of the loan, market-based assumptions for prepayment speeds, and discount rate assumptions. The servicing asset is recorded in intangible assets in the financial statements.
The following schedule summarizes the activity for servicing assets for the periods ended March 31, 2014 and 2013:

(in thousands)	March 31, 2014	March 31, 2013
Beginning Balance	$1,265	$987
Loans sold	55	35
Loans disposed of	(34)	—
Changes in fair value	12	(10)
Ending Balance	$1,298	$1,012

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the three months ended March 31, 2014 and 2013, broken out by portfolio segment:

(in thousands)	March 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$12,476	$1,834	$103	$1,355	$12,100
Life sciences	1,894	—	—	1,432	3,326
Venture capital/private equity	197	—	—	(91)	106
Asset based loans	1,894	—	—	193	2,087
SBA and USDA	627	128	—	58	557
Other	2	—	—	7	9
Total commercial loans	17,090	1,962	103	2,954	18,185
Real estate loans:
SBA and USDA	1,163	390	—	(70)	703
Total real estate loans	1,163	390	—	(70)	703
Construction:
SBA and USDA	10	—	—	47	57
Total construction loans	10	—	—	47	57
Credit cards	116	—	—	33	149
Total loans	$18,379	$2,352	$103	$2,964	$19,094

(in thousands)	March 31, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$10,548	$—	$40	$2,362	$12,950
Life sciences	804	—	—	880	1,684
Venture capital/private equity	152	—	—	58	210
Asset based loans	1,205	—	—	(597)	608
SBA and USDA	381	—	150	(242)	289
Other	4	—	—	9	13
Total commercial loans	13,094	—	190	2,470	15,754
Real estate loans:
SBA and USDA	680	—	—	282	962
Total real estate loans	680	—	—	282	962
Construction:
SBA and USDA	—	—	—	—	—
Total construction loans	—	—	—	—	—
Credit cards	69	—	—	8	77
Total loans	$13,843	$—	$190	$2,760	$16,793

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at March 31, 2014 and December 31, 2013, broken out by portfolio segment:

(in thousands)	March 31, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$2,657	$9,443
Life sciences	535	2,791
Venture capital/private equity	—	106
Asset based loans	—	2,087
SBA and USDA	80	477
Other	—	9
Total commercial loans	3,272	14,913
Real estate loans:
SBA and USDA	—	703
Total real estate loans	—	703
Construction:
SBA and USDA	—	57
Total construction loans	—	57
Credit cards	20	129
Total loans	$3,292	$15,802

(in thousands)	December 31, 2013
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,830	$7,646
Life sciences	—	1,894
Venture capital/private equity	—	197
Asset based loans	—	1,894
SBA and USDA	132	495
Other	—	2
Total commercial loans	4,962	12,128
Real estate loans:
SBA and USDA	481	682
Total real estate loans	481	682
Construction:
SBA and USDA	—	10
Total construction loans	—	10
Credit cards	—	116
Total loans	$5,443	$12,936

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at March 31, 2014 and December 31, 2013. See Note 2 to the Consolidated Financial Statements in the Company's Registration Statement for a discussion of credit quality indicators.

(in thousands)	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$3,296	$1,500	$1,658	$6,454	$474,423	$480,877	$—
Life sciences	—	—	—	—	211,617	211,617	—
Venture capital/private equity	—	—	—	—	91,595	91,595	—
Asset Based Loans	—	—	—	—	209,532	209,532	—
SBA and USDA	768	—	524	1,292	23,572	24,864	—
Other	—	—	—	—	4,624	4,624	—
Total commercial loans	4,064	1,500	2,182	7,746	1,015,363	1,023,109	—
Real estate loans:
SBA and USDA	—	—	1,283	1,283	28,275	29,558	—
Total real estate loans	—	—	1,283	1,283	28,275	29,558	—
Construction loans:
SBA and USDA	—	—	—	—	286	286	—
Total construction loans	—	—	—	—	286	286	—
Credit cards	—	—	—	—	12,916	12,916	—
Total loans, gross	$4,064	$1,500	$3,465	$9,029	$1,056,840	$1,065,869	$—

(in thousands)	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$411	$—	$2,372	$2,783	$480,554	$483,337	$—
Life sciences	—	—	—	—	209,069	209,069	—
Venture capital/private equity	—	—	—	—	143,468	143,468	—
Asset Based Loans	—	—	—	—	186,702	186,702	—
SBA and USDA	—	—	648	648	23,071	23,719	—
Other	—	—	—	—	1,424	1,424	—
Total commercial loans	411	—	3,020	3,431	1,044,288	1,047,719	—
Real estate loans:
SBA and USDA	—	—	1,665	1,665	25,839	27,504	—
Total real estate loans	—	—	1,665	1,665	25,839	27,504	—
Construction loans:
SBA and USDA	—	—	—	—	287	287	—
Total construction loans	—	—	—	—	287	287	—
Credit cards	—	—	95	95	11,480	11,575	—
Total loans, gross	$411	$—	$4,780	$5,191	$1,081,894	$1,087,085	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$2,657	$6,187	$797	$6,984	$8,720
Life Sciences	535	535	—	535	535
SBA and USDA	80	286	524	810	825
Total commercial loans	3,272	7,008	1,321	8,329	10,080
Real estate loans:
SBA and USDA	—	—	1,283	1,283	1,673
Total real estate loans	—	—	1,283	1,283	1,673
Credit cards	20	20	—	20	20
Total loans, gross	$3,292	$7,028	$2,604	$9,632	$11,773

(in thousands)	December 31, 2013
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,830	$12,153	$—	$12,153	$13,745
SBA and USDA	132	648	—	648	648
Total commercial loans	4,962	12,801	—	12,801	14,393
Real estate loans:
SBA and USDA	481	1,665	—	1,665	1,665
Total real estate loans	481	1,665	—	1,665	1,665
Total loans, gross	$5,443	$14,466	$—	$14,466	$16,058

The following table summarizes average impaired loans, broken out by portfolio segment, during during the three months ended March 31, 2014 and 2013:

(in thousands)	Three Months Ended March 31,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$6,984	$—	$17,688	$—
Life sciences	535	—	—	—
SBA and USDA	810	—	368	—
Total commercial loans	8,329	—	18,056	—
Real estate loans:
SBA and USDA	1,283	—	—	—
Total real estate loans	1,283	—	—	—
Credit cards	20	—	—	—
Total loans, gross	$9,632	$—	$18,056	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$417,422	$56,471	$6,984	$480,877
Life sciences	188,411	22,671	535	211,617
Venture capital/private equity	91,595	—	—	91,595
Asset based loans	203,156	6,376	—	209,532
SBA and USDA	23,778	276	810	24,864
Other	4,624	—	—	4,624
Total commercial loans	928,986	85,794	8,329	1,023,109
Real estate loans:
SBA and USDA	21,851	6,424	1,283	29,558
Total real estate loans	21,851	6,424	1,283	29,558
Construction loans:
SBA and USDA	286	—	—	286
Total construction loans	286	—	—	286
Credit cards	12,896	—	20	12,916
Total loans, gross	$964,019	$92,218	$9,632	$1,065,869

(in thousands)	December 31, 2013
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$420,256	$50,928	$12,153	$483,337
Life sciences	195,257	13,812	—	209,069
Venture capital/private equity	143,468	—	—	143,468
Asset based loans	180,460	6,242	—	186,702
SBA and USDA	22,063	1,008	648	23,719
Other	1,424	—	—	1,424
Total commercial loans	962,928	71,990	12,801	1,047,719
Real estate loans:
SBA and USDA	19,852	5,987	1,665	27,504
Total real estate loans	19,852	5,987	1,665	27,504
Construction loans:
SBA and USDA	287	—	—	287
Total construction loans	287	—	—	287
Credit cards	11,575	—	—	11,575
Total loans, gross	$994,642	$77,977	$14,466	$1,087,085
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
There were no modifications of TDRs during the three months ended March 31, 2014 and 2013.

The Bank currently has no commitments to lend to borrowers with loans identified as TDRs.

5.	INTANGIBLE ASSETS
The Bank recognizes servicing right intangibles related to obligations to service financial assets. See Note 4 for information about the Company's servicing assets. The Bank acquired certain intangible assets, consisting of non-compete agreements and existing customer relationships, as part of its acquisition of Sand Hill Finance LLC on December 31, 2013. The non-compete agreements and existing customer relationships are finite-lived intangible assets subject to amortization. The non-compete agreements intangible asset has a one-year amortization period and the existing customer relationships intangible asset has a three-year amortization period. The acquired intangible assets do not have renewal or extension provisions.
The Company's finite-lived intangible assets at March 31, 2014 and December 31, 2013, are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(53)	—
Accumulated amortization - existing customer relationships	(49)	—
Total accumulated amortization	(102)	—
Total intangible assets subject to amortization, net	$698	$800
Amortization expense, net of tax for the three months ended March 31, 2014, amounted to $62 thousand and is included in other noninterest expense on the accompanying consolidated statements of operations.
The following table shows the expected amortization for the next five years for intangible assets at March 31, 2014:

(in thousands)
2014	$304
2015	197
2016	197
2017	—
2018	—
$698

6.	DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $29.6 million and $26.6 million at March 31, 2014 and December 31, 2013, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $14 thousand and $12 thousand for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, time deposits scheduled to mature on or before March 31, 2015, totaled $29.5 million. Time deposits totaling $0.1 million have maturity dates that extend beyond one year.

7.	REPURCHASE AGREEMENTS
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at March 31, 2014. Repurchase agreements outstanding at December 31, 2013, were $12.7 million.

8.	BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the Federal Reserve US Primary Credit Discount Rate. This $110.2 million line is secured by loans and investment securities. There were no outstanding borrowings for these lines at March 31, 2014 and December 31, 2013.
In addition, the Company has the ability to borrow longer term from the Federal Home Loan Bank ("FHLB"), with a $215.9 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at March 31, 2014 and December 31, 2013.
In September 2008, the Company issued $7.4 million of convertible trust preferred securities. These securities were placed through Square 1 Financial Capital Trust I (“Trust”). The Trust holds, as its sole asset, the subordinated debentures issued by the Company. The Company does not consolidate the Trust into its consolidated financial statements. The subordinated debentures issued by the Company amounted to $7.6 million. A debt discount of $1.5 million was recorded and will be amortized over 30 years. The trust preferred securities pay interest at an annual rate of 8.0% and have a conversion price of $10.00 per share. The trust preferred securities have a term of 30 years and are callable after the fifth year, with earlier calls allowed upon the occurrence of certain special events at a premium to the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes, subject to certain limitations. The investment of $230 thousand in the common stock of the Trust is included in other assets.
At March 31, 2014 and December 31, 2013, the remaining balance of the subordinated debentures, including respective remaining debt discount of $0.7 million and $1.4 million, was $3.2 million and $6.2 million, respectively. During the three months ended March 31, 2014, investors converted $3.8 million of the outstanding convertible trust preferred securities into 375,000 common shares at $10 per share. For the three months ended March 31, 2014 and 2013, interest expense on the trust preferred securities was $159 thousand. The company will redeem all remaining trust preferred securities at June 30, 2014, and anticipates most holders will convert such securities to shares of common stock prior to that date.

9.	EQUITY
Preferred Stock
In December 2008, the Company issued 5,000 shares of Series A, 5% Fixed Rate Cumulative Convertible Preferred Stock. Net proceeds amounted to $4.95 million. Dividends are paid quarterly, in arrears. Upon any voluntary or involuntary liquidation, the preferred stock holders then outstanding are entitled to be paid out prior to any distributions made to holders of common stock or any junior securities.
The preferred stock is convertible into shares of the Company’s common stock at the option of the holder and has a conversion price of $10.00 per share. All shares of preferred stock were converted by the holder thereof into 500,070 shares of common stock on April 2, 2014.
Issuances of Common Stock
During the three months ended March 31, 2013, the Company issued 40,040 shares of common stock related to vesting of restricted stock units issued under the stock-based incentive compensation plan, and issued 78,600 shares of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
During the three months ended March 31, 2014, in connection with our initial public offering, the Company issued 375,000 shares of its Class A common stock in connection with the conversion of $3.8 million of our outstanding convertible trust preferred securities into common shares at $10 per share. These shares of common stock were subsequently sold into our initial public offering by the holders of such shares. The Company received no proceeds in connection with this conversion.
On March 31, 2014, the Company sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after issuance costs. On April 1, 2014, the underwriters exercised in full the underwriters’ purchase option granted in connection with the initial public offering, at the initial public offering price of $18.00, resulting in an additional 468,750 shares purchased from us for which we received $7.9 million in net proceeds on April 4, 2014.
Earnings Per Share
Basic and diluted earnings per share are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred stock, convertible trust preferred securities, stock options or warrants were exercised, resulting in the issuance of common stock that then shared in the net income of the Company.
Our basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Three Months Ended March 31,
		2014	2013
	Basic:
	Net income	$7,848	$3,355
Less:	dividends on preferred stock	62	63
	Net income attributable to common shares	7,786	3,292
	Basic weighted-average common shares outstanding	23,726	23,492
	Earnings per share—basic	$0.33	$0.14
	Diluted:
	Net income attributable to common shares	$7,786	$3,292
Plus:	dividends on preferred stock	62	—
	convertible trust preferred securities	109	—
	Net income attributable to common shares after assumed conversions	7,957	3,292
	Basic weighted-average common shares outstanding	23,726	23,492
	Effect of dilutive stock options and warrants(1)	2,014	289
	Diluted weighted-average common shares outstanding	25,740	23,781
	Earnings per share—diluted	$0.31	$0.14

(1)
Excludes anti-dilutive warrants, preferred stock and trust preferred securities representing 1,311,500 shares at March 31, 2013. There were no anti-dilutive warrants, preferred stock and trust preferred securities at March 31, 2014.

In 2010, in connection with an equity raise, the Company issued warrants to purchase 750,000 shares of common stock at any time. The exercise price of the warrants is $5.15 per share. Half of the warrants expire on February 23, 2015. The remainder expires on May 20, 2015. These warrants were valued at $1.8 million using a Black-Scholes-Merton fair value model and are included in additional paid in capital in the accompanying consolidated balance sheet.
In 2008, the Company issued convertible trust preferred securities that are convertible into common shares of the Company. The Capital Securities are convertible at $10.00 per share at any time after September 30, 2013, until expiration on September 30, 2038. At March 31, 2014 and December 31, 2013, the convertible trust preferred securities could be converted into 366,500 and 741,500 shares of common shares of the Company. Also in 2008, the Company issued Series A convertible preferred stock that is convertible at $10.00 per share into common shares of the Company at any time. At March 31, 2014 and December 31, 2013, the Series A convertible preferred stock could be converted into 500,000 shares of common stock of the Company. All shares of Series A convertible preferred stock were converted on April 2, 2014 by the holder thereof into 500,070 shares of common stock.
In 2004, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At March 31, 2014 and December 31, 2013, there were 66,000 warrants and 70,000 warrants, respectively, outstanding with an exercise price of $10.00 per share.
Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. There were no reclassification adjustments out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

10.	INCOME TAXES
The Company and its subsidiaries file a consolidated U.S. federal income tax return.The Company is generally no longer subject to the assessment of tax with respect to returns that have been filed for years prior to 2009.
Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards.

The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that its deferred tax assets will be realized, except for a $0.3 million valuation allowance for North Carolina. The Company’s net operating loss carry-forwards will begin to expire in 2029.
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At March 31, 2014 and December 31, 2013, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

11.	REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at March 31, 2014, the Company meets all capital requirements to which it is subject and is “well-capitalized”.
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Regulatory authorities may further limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.
To be categorized as well capitalized, the Company and the Bank must maintain minimum amounts of capital and capital ratios. Both the Company and the Bank have met their capital adequacy requirements.
The Company’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013, and the minimum requirements are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total risk-based capital ratio	$278,117	16.96%	$131,162	8.00%	$163,953	10.00%
Tier 1 risk-based capital ratio	258,836	15.79	65,581	4.00	98,372	6.00
Tier 1 leverage ratio	258,836	10.90	94,944	4.00	118,681	5.00
December 31, 2013
Total risk-based capital ratio	$217,345	13.24%	$131,374	8.00%	$164,218	10.00%
Tier 1 risk-based capital ratio	198,430	12.08	65,687	4.00	98,531	6.00
Tier 1 leverage ratio	198,430	8.34	95,205	4.00	119,007	5.00

The Bank’s actual capital amounts and ratios at March 31, 2014 and December 31, 2013, and the minimum requirements are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total risk-based capital ratio	$272,218	16.62%	$131,018	8.00%	$163,772	10.00%
Tier 1 risk-based capital ratio	252,937	15.44	65,509	4.00	98,263	6.00
Tier 1 leverage ratio	252,937	10.67	94,838	4.00	118,548	5.00
December 31, 2013
Total risk-based capital ratio	$212,821	12.97%	$131,227	8.00%	$164,033	10.00%
Tier 1 risk-based capital ratio	193,906	11.82	65,613	4.00	98,420	6.00
Tier 1 leverage ratio	193,906	8.16	95,053	4.00	118,817	5.00

12.	RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2014 and 2013, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the three months ended March 31, 2014 and 2013, amounted to $0.3 million.

13.	STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Board of Directors or its Compensation Committee. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than 7 years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over 5 years from the date of grant. The 2009 Stock Incentive Plan, as amended provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At March 31, 2014, 914,273 shares of common stock remained available for future issuance through stock options or restricted stock units.
The following table presents a rollforward of the Company’s stock options outstanding during the three months ended March 31, 2014:

			Weighted Average Remaining Contractual Life in Years
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,394,550	$6.12	4.24
Granted	—	—	—
Exercised	(78,600)	6.20
Forfeited	(4,120)	6.00
Outstanding at end of period	1,311,830	$6.11	4.08
Options exercisable at period end	754,660	$6.04	4.07

The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	532,460	$8.03
Granted	107,257	13.10
Vested	(43,655)	11.00
Forfeited	(1,625)	8.88
Nonvested at end of period	594,437	$8.72
The Company’s pre-tax compensation cost for stock-based employee compensation was $1.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $5.7 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over five years.

14.	DERIVATIVES
The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its customers. We hold these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the customer’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the customer, or upon additional borrowings by the customer. All of the Company’s equity warrants contain net share settlement provisions, which permit the customer to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement.
ASC 815 Derivatives and Hedging requires that all derivative instruments be recorded on the balance sheet at fair value. Equity warrants with net share settlement provisions are considered derivatives. The Bank estimates the initial fair value of the equity warrants using a Black-Scholes option pricing model to approximate fair market value. The model estimates market value for each warrant based on the most recent equity offerings for each issuing company, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and volatility factors derived from indices of comparable publicly traded companies. Our equity warrants portfolio is primarily comprised of holdings in non-public companies as our practice is to monetize our positions as soon as an open market is available. On a monthly basis, the Bank adjusts the value of equity warrants in non-public companies based on changes to the risk-free interest rate, the volatility rate and the warrant’s expected life. The Bank also adjusts the value of equity warrants in public companies on a monthly basis based on the companies’ stock closing prices on the last trading day of the month. See Note 17 for further information regarding the fair value of our equity warrants.
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment of loan yield through loan interest income. At March 31, 2014 and December 31, 2013, unearned income on loans included $1.1 million and $1.2 million, respectively, related to the initial valuation of equity warrant assets. For the three months ended March 31, 2014 and 2013, we recognized $0.3 million and $0.2 million, respectively, in income from the amortization of loan fees related to initial valuation of equity warrant assets.
Any changes from the grant date in the fair value of equity warrant assets will be recognized as increases or decreases to warrant valuation and as net gains or losses in non-interest income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash. Warrants held, which amounted to $6.6 million and $5.1 million held in 449 and 451 companies at March 31, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At March 31, 2014, included in the $6.6 million in equity warrant assets in 449 companies are $2.5 million of equity warrant assets held in six publicly traded companies, which the Company intends to monetize upon expiration of the respective lock-up periods. At December 31, 2013, included in the $5.1 million in equity warrant assets in 451 companies are $1.0 million of equity warrant assets held in three publicly traded companies, which the Company intends to monetize upon expiration of the respective lock-up periods.

The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised by stage of emerging companies:

(in thousands except number of companies)	Three Months Ended March 31,
	2014	2013
Equity warrant assets:
Gains:
Early stage	$156	$—
Expansion stage	385	201
Late stage	322	—
Total gains on exercise of equity warrant assets	863	201
Losses:
Early stage	—	—
Total losses on exercise of equity warrant assets	—	—
Net gains on exercise of equity warrant assets	863	201
Non-monetized write off of warrant assets	(138)	(56)
Net realized gains on equity warrants	725	145
Change in fair value of equity warrant assets	1,470	(372)
Warrant income (loss)	$2,195	$(227)

Number of companies on which cash warrant gains or losses were realized:
Early stage	5	—
Expansion stage	4	5
Late stage	4	—
Total number of companies	13	5

15.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair Value Measurements
Our marketable investment securities and derivative instruments are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements. ASC 825-10 provides an option to report selected financial assets and liabilities at fair value. The Company has not elected to measure any financial assets or liabilities using the fair value option under ASC 825-10.
ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement.
ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1
Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily available in an active market, valuation of these products does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2
Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs include: U.S. treasury and agency securities, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, municipal bonds and notes, Over-the-Counter (“OTC”) derivative instruments (foreign exchange forwards and option contracts, interest rate swaps related to our senior notes, subordinated notes and junior subordinated debentures), and equity warrant assets for shares of public company capital stock.

Level 3
Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, mortgage-backed securities, and equity warrant assets for shares of private company capital stock.

For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and are given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly are considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight is given to the price quote relative to other transactions that are known to be orderly.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that we use to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement is determined is based on the lowest level input that is significant to the fair value measurement in its entirety.
Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.
The types of instruments valued based on quoted market prices in active markets include the Company’s U.S. government and agency securities, mortgage-backed securities and asset-backed securities (“ABS”). Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by ASC 820, the Company does not adjust the quoted price for such instruments.
Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions, and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Such instruments in this category include some investment securities, all impaired loans, warrants and foreclosed assets.

Following is a summary of the valuation techniques used for each class of Level 3 assets:

(dollars in thousands)	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$29,391	Sensitivity analyses	Indicative pricing
Non-Agency MBS	66,651	Volatility-driven, multi-dimensional spread tables, OAS model and prepayment model	Indicative pricing, collateral performance
Other ABS	24,605	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	6,596	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,298	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Debt, venture capital and private equity fund investments	3,958	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

(dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$26,301	Sensitivity analyses	Indicative pricing
Non-Agency MBS	52,170	Volatility-driven, multi-dimensional spread tables, OAS model and prepayment model	Indicative pricing, collateral performance
Other ABS	22,091	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	5,105	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,265	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Debt, venture capital and private equity fund investments	4,066	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

Following are tables that present information about our investment securities, warrants, servicing asset, and debt, venture capital and private equity fund investments, measured at fair value on a recurring basis:

(in thousands)	At March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Agency Direct Obligations	$34,920	$—	$—	$34,920
SBA Pools	—	135,019	—	135,019
Agency MBS	—	475,326	—	475,326
Corporates	—	119,318	29,391	148,709
Municipal Bonds	—	94,858	—	94,858
Non-Agency MBS	—	—	66,651	66,651
Other ABS	—	—	24,605	24,605
Equity securities	581	—	—	581
Total available for sale securities	$35,501	$824,521	$120,647	$980,088
Warrants	$—	$—	$6,596	$6,596
Servicing asset	$—	$—	$1,298	$1,298
Debt, venture capital and private equity fund investments	$—	$—	$3,958	$3,958

(in thousands)	At December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Agency Direct Obligations	$35,061	$—	$—	$35,061
SBA Pools	—	129,211	—	129,211
Agency MBS	—	447,850	—	447,850
Corporates	—	119,516	26,301	145,817
Municipal Bonds	—	92,029	—	92,029
Non-Agency MBS	—	—	52,170	52,170
Other ABS	—	—	22,091	22,091
Total available for sale securities	$35,061	$788,606	$100,562	$924,229
Warrants	$—	$—	$5,105	$5,105
Servicing asset	$—	$—	$1,265	$1,265
Debt, venture capital and private equity fund investments	$—	$—	$4,066	$4,066
Fair Value of Assets Measured on a Non-recurring Basis
Foreclosed Assets — Upon acquisition, foreclosed assets are initially recorded at the fair value of the asset less cost to sell. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Subsequently, foreclosed assets are carried at the lower of carrying value or net realizable value. Reviews will be performed by management and any subsequent write-downs due to the excess of carrying value of a property over its estimated fair value (less estimated costs to sell) are charged against other expenses. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets.

The following table presents information about our assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Foreclosed assets	$—	$—	$—	$—
Impaired loans	$—	$—	$6,340	$6,340
December 31, 2013
Foreclosed assets	$—	$—	$119	$119
Impaired loans	$—	$—	$9,022	$9,022
The following table presents additional information about Level 3 securities, impaired loans, warrants and servicing assets, measured at fair value on a recurring basis:

(dollars in thousands)	Three Months Ended March 31, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Debt, Venture Capital and Private Equity Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	2,762	—	—	—	5,756
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	—	12	2,195	2,207
included in other comprehensive income	96	(1,632)	(248)	—	—	—	(1,784)
Purchases, sales, issuances and settlements:
Purchases	—	16,113	—	—	—	—	16,113
Sales	—	—	—	—	—	(806)	(806)
Issuances	—	—	—	—	55	102	157
Settlements		—	—	(108)	(34)	—	(142)
Balance at March 31, 2014	$29,391	$66,651	$24,605	$3,958	$1,298	$6,596	$132,499

(dollars in thousands)	Three Months Ended March 31, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Debt, Venture Capital and Private Equity Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2012	$11,715	$19,016	$2,643	$3,303	$987	$4,780	$42,444
Transfers into Level 3	4,765	—	—	—	—	—	4,765
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	—	(10)	(227)	(237)
included in other comprehensive income	104	396	(144)	—	—	—	356
Purchases, sales, issuances and settlements:
Purchases	—	—	—	97	—	—	97
Sales	—	—	—	—	—	(277)	(277)
Issuances	—	—	—	—	35	330	365
Settlements	—	—	—	(290)	—	—	(290)
Balance at March 31, 2013	$16,584	$19,412	$2,499	$3,110	$1,012	$4,606	$47,223
For the three months ended March 31, 2014, one available for sale security was transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the three months ended March 31, 2013, three available for sale securities were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation.
Investments in Entities that Calculate Net Asset Value Per Share
FASB guidance (ASC 825-10-50-6A) requires disclosures about the fair value measurements of investments in certain entities that calculate net asset value per share or its equivalents. These disclosures include the fair value of funds; significant investment strategies of the investees; for investments that cannot be redeemed, estimates of the time periods over which underlying assets are expected to be liquidated; the amounts of the Company's unfunded commitments; redemption features of the investments; restrictions on the ability to sell the investments; and information about sales in certain circumstances.
The Company has investments in debt, venture capital and private equity funds that calculate net asset value per share. The Company's investments in debt, venture capital and private equity funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. However, due to the length of time to receive audited fiscal year end financial statements from the investee general partner, the March 31, 2014 financial statements reflect the September 30, 2013 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for these investments:

(in thousands)	March 31, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Debt, venture capital and private equity fund investments	$3,958	$3,958	$1,854
Total	$3,958	$3,958	$1,854

(in thousands)	December 31, 2013
	Carrying Value	Fair Value	Unfunded Commitments
Debt, venture capital and private equity fund investments	$4,066	$4,066	$1,006
Total	$4,066	$4,066	$1,006
Debt, venture capital and private equity fund investments include investments made by Square 1 Financial, Inc. and Square 1 Bank. These investments represent commitments to debt, venture capital and private equity funds that invest in or lend money to primarily U.S. and global technology and life sciences companies and invest in U.S. based venture capital funds themselves. It is estimated that the Company will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
Financial Instruments Not Carried at Fair Value
FASB issued guidance over financial instruments (ASC 825-10-65) requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of ASC 825.
Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on indicator prices corroborated by observable market quotes or pricing models, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors.
These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.
The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.
Cash and due from banks, federal funds sold and short-term investments
The carrying amounts for cash and due from banks, federal funds sold and short-term investments approximate fair value because of the short maturities of those instruments.
Loans
The fair value of the net loan portfolio has been estimated based on management’s assumptions with respect to present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. There is no material difference between carrying value and fair value of loans.
Investment securities—held to maturity
The fair value of investment securities held to maturity are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

FHLB stock
The carrying amount of FHLB stock approximates fair value as it is not practicable to determine the fair value due to restrictions placed on its transferability.
Accrued Interest Receivable
The carrying amount of accrued interest receivable approximates fair value due to the short-term nature of the balance.
Deposits
The fair value of deposits with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand). The fair values of certificates of deposits are estimated by discounting the future cash flows using the current rates offered for similar deposits with the same remaining maturities.
Short-term borrowings
The Company’s short-term borrowings include securities sold under repurchase agreements, federal funds purchased and short-term lines of credit. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the borrowing and its contractual maturity.
Long-term debt
The Company’s long-term debt includes the Company’s convertible subordinated debentures. Fair value of long-term debt is estimated by discounting the future cash flows using current rates offered with the same maturities, price indications from reputable dealers or utilizing observable market prices of the underlying instrument, whichever is deemed more reliable.
Financial instruments with off-balance sheet risk
With regard to financial instruments with off-balance sheet risk discussed in Note 16, the fair value of future financing commitments is immaterial.
The following tables present the estimated fair values of our financial instruments that are not carried at fair value:

(in thousands)	March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$197,894	$197,894	$—	$—	$197,894
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	169,521	—	161,077	6,300	167,377
Loans, net of unearned income	1,061,287	—	—	1,068,127	1,068,127
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	9,388	—	—	9,388	9,388
Financial liabilities:
Non-maturity deposits(1)	2,168,294	2,168,294	—	—	2,168,294
Time deposits	29,905	—	29,928	—	29,928
Short-term borrowings	—	—	—	—	—
Long-term debt	3,186	—	3,186	—	3,186
Off-balance sheet financial assets:					—
Future financing commitments	—	—	—	1,036,497	1,036,497
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$105,730	$105,730	$—	$—	$105,730
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	154,255	—	140,254	6,300	146,554
Loans, net of unearned income	1,082,536	—	—	1,088,062	1,088,062
FHLB stock	2,162	—	—	2,162	2,162
Accrued interest receivable	9,023	—	9,023	—	9,023
Financial liabilities:
Non-maturity deposits(1)	2,079,909	2,046,398	—	—	2,046,398
Time deposits	26,818	—	26,851	—	26,851
Short-term borrowings	—	—	—	—	—
Long-term debt	6,207	—	5,753	—	5,753
Off-balance sheet financial assets:					—
Future financing commitments	—	—	—	977,262	977,262
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

16.	OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
To meet the financial needs of its customers, the Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments are comprised of unfunded lines of credit and financial standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the accompanying consolidated balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash in deposit accounts, trade accounts receivable, property, plant, and equipment and intellectual property. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
At March 31, 2014 and December 31, 2013, unfunded lines of credit were $1.0 billion and $977.3 million, respectively, and outstanding standby letters of credit amounted to $81.4 million and $89.2 million, respectively.
From time to time, the Company is party, either as a defendant or plaintiff, to lawsuits in the normal course of our business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from pending legal proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of section 27A of the Securities Act and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•
market and economic conditions (including interest rate environment, levels of public offerings, mergers and acquisitions (“M&A”) and venture capital financing activities) and the associated impact on us;

•	changes in management personnel;

•	the sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required;

•	our overall investment plans, strategies and activities, including our investment of excess cash/liquidity;

•	venture capital/private equity funding and investments;

•	operational, liquidity and credit risks associated with our business;

•	deterioration of our asset quality;

•
our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates;

•	our ability to execute our strategy and to achieve organic loan and deposit growth;

•	increased competition in the financial services industry, nationally, regionally or locally, which may adversely affect pricing and terms;

•	the adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves;

•	the level of client investment fees and associated margins;

•	changes in federal tax law or policy;

•	volatility and direction of market interest rates;

•	changes in the regulatory environment;

•	changes in trade, monetary and fiscal policies and laws;

•
governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act, Basel guidelines, capital requirements and other applicable laws and regulations;

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in the section titled “Risk Factors,” which are set forth in the Company's Registration Statement.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this filing. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the unaudited interim consolidated financial statements and notes thereto in this Form 10-Q and in conjunction with Square 1's consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and notes thereto included in the Registration Statement.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as “efficiency ratio,” “tangible common equity to tangible assets” and “net operating income" (see "Non-GAAP Financial Measures").
Summary Financial Information
The following summary financial information is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the unaudited interim consolidated financial statements and the related notes.

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Financial Condition Data:	(Dollars in thousands)
Average total assets	$2,374,169	$1,838,732
Average cash and cash equivalents	119,430	115,535
Average investment securities - available-for-sale	967,161	787,291
Average investment securities - held-to-maturity	164,844	67,146
Average loans, net of unearned income	1,068,814	822,291
Average on-balance sheet deposits	2,150,508	1,614,857
Average total client investment funds	630,042	346,203
Average borrowings	8,173	30,650
Average repurchase agreements	6,092	2
Average total shareholders' equity	198,171	179,286

Operating Data:
Interest income	$22,800	$17,029
Interest expense	293	303
Net interest income	22,507	16,726
Provision for loan losses	2,964	2,760
Net interest income after provision for loan losses	19,543	13,966
Noninterest income	7,139	4,037
Noninterest expense	15,583	13,028
Income before income tax expense	11,099	4,975
Income tax expense	3,251	1,620
Preferred stock dividends and discount accretion	62	63
Net income available to common shareholders	7,786	3,292

	Three Months Ended March 31,
	2014	2013
Performance Ratios:
Return on average assets	1.33%	0.73%
Return on average common equity	16.34	7.66
Net interest margin(1)	4.12	3.95
Efficiency ratio(2)	50.61	59.92
Average equity to average assets	8.35	9.75

Capital Ratios (consolidated):
Tier 1 leverage capital	10.90	9.75
Tier 1 risk-based capital	15.79	15.16
Total risk-based capital	16.96	16.42
Total shareholders’ equity to assets	10.45	9.16
Tangible common equity to tangible assets(3)	10.23	8.91

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.80	2.10
Allowance for loan losses as a percent of nonperforming loans	198.65	93.01
Net charge-offs (recoveries) to average outstanding loans (annualized)	0.85	(0.09)
Nonperforming loans as a percent of total loans	0.91	2.26
Nonperforming assets as a percent of total assets	0.39	0.92

(1)	Represents net interest income as a percent of average interest-earning assets.

(2)
Represents noninterest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities. Efficiency ratio, as calculated, is a non-GAAP financial measure. See “Non-GAAP Financial Measures.”

(3)
Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets. Tangible assets are calculated as total assets less intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets. See “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP financial measures for us are “efficiency ratio,” “tangible common equity to tangible assets” and “net operating income.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP.

The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

	At or For the
(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Efficiency Ratio
Noninterest expense (GAAP)	$15,583	$13,028
Net interest taxable equivalent income	23,458	17,287
Noninterest taxable equivalent income (loss)	7,297	4,155
Less loss on sale of securities and impairment	(34)	(302)
Adjusted operating revenue	$30,789	$21,744
Efficiency ratio	50.61%	59.92%

Tangible Common Equity/Tangible Assets
Total equity	$257,880	$180,807
Less: preferred stock	4,950	4,950
Intangible assets(1)	698	—
Tangible common equity	$252,232	$175,857
Total assets	$2,467,142	$1,974,365
Less: intangible assets(1)	698	—
Tangible assets	$2,466,444	$1,974,365
Tangible common equity/tangible assets	10.23%	8.91%

Net Operating Income
GAAP income before taxes	$11,099	$4,975
Less: loss on sale of securities and impairment	(34)	(302)
Add: tax equivalent adjustment	1,108	678
Non-GAAP net operating income before taxes	$12,241	$5,955

Net Interest Income
GAAP net interest income	$22,507	$16,726
Add: tax equivalent adjustment	951	561
Non-GAAP net interest income (fully tax equivalent basis)	$23,458	$17,287
(1) Does not include a loan servicing asset of $1.3 million and $1.0 million at March 31, 2014 and March 31, 2013, respectively.

Executive Overview of Recent Financial Performance
On March 31, 2014, we closed our IPO and sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses. We intend to use these proceeds to support our long-term growth by enhancing our capital ratios in light of Basel III, and for general working capital and other corporate purposes.
We continue to experience robust balance sheet and revenue growth, which has resulted in three consecutive years of increasing net operating income and was maintained during the three months ended March 31, 2014. We had net income available to common shareholders of $7.8 million and diluted earnings per share of $0.31 for the three months ended March 31, 2014, compared to net income available to common shareholders of $3.3 million and diluted earnings per share of $0.14 for the three months ended March 31, 2013. Return on average common equity was 16.34% and return on average assets was 1.33% for the three months ended March 31, 2014.

We experienced strong growth in net interest income compared to the three months ended March 31, 2013 as a result of significant growth in both our loans and deposits. Average loan balances for the three months ended March 31, 2014, were $1.1 billion, compared to $822.3 million for the three months ended March 31, 2013. This loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Period-end loans, however, decreased $21.2 million from December 31, 2013 due to decreased capital call borrowings, which demonstrates the year-end seasonal nature of capital call lines to venture firm clients. Overall credit quality remains strong. At March 31, 2014, our ratio of nonperforming loans to total loans was 0.91%, improving from 1.34% at December 31, 2013. Higher yields on our investment portfolio also drove the increase in net interest income. We also continue to experience favorable funding of our interest earning assets with 64.7% of our average deposits for the three months ended March 31, 2014 coming from noninterest-bearing deposits, which was consistent the 65.5% for the three months ended March 31, 2013. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased $819.5 million, or 41.8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net interest margin increased to 4.12% for the three months ended March 31, 2014 compared to 3.95% for the same period in the prior year.
Noninterest income increased $3.1 million, or 76.8%, compared to the three months ended March 31, 2013, primarily due to a $0.9 million increase in fees driven by new customer growth and our ability to cross-sell our fee-based banking services, and $2.4 million higher warrant income. The increase in warrant income was due to the volume of successful liquidity events, including IPOs, for the clients in which we had taken warrant positions and changes in the fair value of our equity warrant assets.
Noninterest expense increased $2.6 million, or 19.6%, compared to the same period in the prior year. As we continue to grow our business and add employees to support our growth, we will continue to incur additional personnel and benefits expenses related to such growth. In addition, our occupancy expenses will increase in 2014 due to our assumption of the leases for the Sand Hill Finance LLC offices, the anticipated addition of new loan production offices in San Francisco and Chicago, and an increase in our lease expenses for one of our existing loan production offices. Square 1 Bank is also in the process of updating its online banking system and its platform for lending and credit operations. These updates will result in increased expenses in 2014.
On April 1, 2014, Square 1 Ventures, LLC transferred the contract for the management of Square 1 Venture 1, L.P., the fund-of-funds sponsored by the Company, to Industry Ventures, a fund-of-funds manager in San Francisco, CA. In connection with this transfer, we recorded a gain of $0.5 million. We do not expect the impact of the sale of the management contract to have an ongoing material impact to our results of operations or financial condition as the net income earned from our management of Square 1 Venture 1 L.P. was not material.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of financial condition and results of operations is based our unaudited interim consolidated financial statements, which were prepared in accordance with GAAP. In preparing our unaudited interim consolidated financial statements, we made certain estimates that were critical in nature to our financial condition and results of operations as they require us to make especially difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported using different conditions and assumptions. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
There have been no material changes to critical accounting policies and estimates discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Registration Statement.
Impact of Recent Accounting Pronouncements
The information required by this item is included in Note 2 to the consolidated financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS
Performance Summary
Three Months Ended March 31, 2014 and 2013. For the three months ended March 31, 2014, we reported net income available to common shareholders of $7.8 million, an increase of $4.5 million, or 136.5%, compared to net income available to common shareholders of $3.3 million for the three months ended March 31, 2013. The increase resulted from a $5.8 million, or 34.6%, increase in net interest income and a $3.1 million, or 76.8%, increase in noninterest income, partially offset by a $2.6 million, or 19.6%, increase in noninterest expense and a $1.6 million, or 100.7%, increase in income tax expense. The increase in net interest income compared to the three months ended March 31, 2013 was primarily the result of our continued success in growing our loan portfolio and low cost deposits, along with higher yields on our investment portfolio driven by lower premium amortization on agency mortgage-backed securities and strategic changes in our investment portfolio mix. The increase in noninterest income was primarily due to a $0.9 million increase in fees driven by new customer growth and our ability to cross-sell our fee-based banking services, and a $2.4 million increase in warrant income as we realized cash warrant gains on 13 of our portfolio company clients in which we had taken warrant positions and recognized $1.5 million in unrealized gains on warrants held for the three months ended March 31, 2014.
Net Interest Income and Net Interest Margin (Fully Tax Equivalent Basis)
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. See "Non-GAAP Financial Measures" section for a reconciliation of this non-GAAP measure to its most comparable GAAP measure.
Net interest income, the primary contributor to our earnings, represents the difference between the income that we earn on our interest-earning assets and the cost to us of our interest-bearing liabilities. Our net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that we earn or pay on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” The yield earned on loans includes loan fees, which are primarily loan origination fees and loan documentation fees related to loan origination. Net interest income and the net interest margin are presented on a fully taxable equivalent basis based on the federal statutory rate of 35% to consistently reflect income from taxable loans and securities and tax-exempt securities.
Net Interest Income (Fully Tax Equivalent Basis)
Three Months Ended March 31, 2014 and 2013. For the three months ended March 31, 2014, net interest income increased $6.2 million, or 35.7%, to $23.5 million compared to the three months ended March 31, 2013. This increase was primarily driven by a $6.2 million, or 35.0%, increase in interest income. Our interest income increase primarily resulted from:

•
a $3.6 million, or 28.5%, increase to $16.4 million in interest income on loans resulting from a 30.0% higher average balance, partially offset by a 7 basis point decrease in the yield earned. The 7 basis point decrease in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $1.4 million or 43.7%, increase to $4.6 million in interest income on taxable securities due to a 28.0% higher average balance and a 23 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $1.1 million, or 70.0%, increase to $2.7 million in interest income on nontaxable securities caused by a 54.1% higher average balance and a 45 basis point increase in the yield earned. The higher nontaxable securities balance and yield was primarily a result of our purchases of municipal securities.

Interest expense of $0.3 million represented a 3.6% decrease from the three months ended March 31, 2013. This decrease was driven by the 91.8% decrease in the average balance on FHLB advances for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in interest expense on FHLB advances was partially offset by a slight increase in interest expense from interest-bearing deposits driven by a $201.9 million, or 36.2%, increase in the average balance on interest-bearing deposits, partially offset by lower yields paid on demand deposit and money market accounts.
Net Interest Margin (Fully Tax Equivalent Basis)
Three Months Ended March 31, 2014 and 2013. Our net interest margin increased to 4.12% from 3.95%. The primary reasons for the increase were:

•	our decision to invest a greater percentage of interest-earning assets in higher yielding municipal bonds;

•	lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•	lower yields paid on interest-bearing demand deposits and money market accounts.
These increases were partially offset by:

•	a decline in yields on our newly originated loans in response to competitive pressures in the current low rate environment.

Average Balances and Yields
The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans. Yields are presented on a tax equivalent basis.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal Reserve deposits, federal funds sold and other short-term investments	$107,689	$64	0.24%	$93,002	$53	0.23%
Loans, net of unearned income	1,068,814	16,403	6.22	822,291	12,763	6.29
Nontaxable securities	228,094	2,724	4.84	148,059	1,602	4.39
Taxable securities	903,911	4,560	2.05	706,377	3,173	1.82
Total interest-earning assets	2,308,508	23,751	4.17	1,769,729	17,591	4.03
Less: Allowance for loan losses	(19,471)			(14,843)
Noninterest-earning assets	85,132			83,846
Total assets	$2,374,169			$1,838,732
Interest-bearing liabilities:
Demand deposits	$116,647	24	0.08	$16,322	6	0.15
Money market	616,834	92	0.06	498,604	102	0.08
Time deposits	26,121	14	0.22	42,790	12	0.11
Total interest-bearing deposits	759,602	130	0.07	557,716	120	0.09
FHLB advances	2,000	2	0.41	24,444	24	0.41
Repurchase agreements	6,092	1	—	2	—	—
Junior subordinated debt	6,173	160	10.46	6,205	160	10.39
Total interest-bearing liabilities	773,867	293	0.15	588,367	304	0.21
Noninterest-bearing deposits	1,390,906			1,057,140
Other noninterest-bearing liabilities	11,225			13,939
Total liabilities	2,175,998			1,659,446
Total shareholders’ equity	198,171			179,286
Total liabilities and shareholders’ equity	$2,374,169			$1,838,732
Net interest income		$23,458			$17,287
Interest rate spread			4.02%			3.82%
Net interest margin			4.12%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			298.31%			300.79%

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Federal Reserve deposits, federal funds sold and other short-term investments	$3	$8	$11
Loans, net of unearned income	(116)	3,756	3,640
Nontaxable securities(1)	479	643	1,122
Taxable securities	144	1,243	1,387
Total interest-earning assets	510	5,650	6,160
Interest expense:
Demand deposits	(20)	38	18
Money market	(34)	24	(10)
Time deposits	7	(5)	2
Borrowings	107	(128)	(21)
Total interest-bearing liabilities	60	(71)	(11)
Change in net interest income	$450	$5,721	$6,171

(1)	Tax equivalent income.
Provision for Loan Losses
We consider a number of factors in determining the required level of our loan reserves and the provision required to achieve what we believe is the appropriate reserve level, including loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends. The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio.
Three Months Ended March 31, 2014 and 2013. For the three months ended March 31, 2014, the provision for loan losses was $3.0 million, an increase of $0.2 million, or 7.4%, compared to the three months ended March 31, 2013. The higher provision for the three months ended March 31, 2014 reflected the 32.8% growth in loan balance, partially offset by a decrease in nonperforming loans. At March 31, 2014, nonperforming loans totaled $9.6 million, which was 0.91% of total loans compared to $18.1 million, or 2.26%, of total loans, at March 31, 2013.

Noninterest Income
Three Months Ended March 31, 2014 and 2013. The following table shows the components of noninterest income and the related dollar and percentage changes:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$1,704	$1,529	$175	11.4%
Foreign exchange fees	1,641	1,227	414	33.7
Letter of credit fees	515	204	311	152.5
Loan documentation fees	137	80	57	71.3
Client investment fees (1)	40	66	(26)	(39.4)
Total core banking income	4,037	3,106	931	30.0
Net loss on sale of securities	(34)	(302)	268	88.7
Warrant income (loss)	2,195	(227)	2,422	1,067.0
Gain on sale of loans	253	602	(349)	(58.0)
Bank owned life insurance	290	219	71	32.4
Other (1)	398	639	(241)	(37.7)
Total noninterest income	$7,139	$4,037	$3,102	76.8%
(1) Included in other noninterest income in the consolidated statements of operations.
Core banking income represents recurring income from traditional banking services provided to our customers. The $0.9 million, or 30.0%, increase in core banking income was primarily due to an increased customer base combined with increased service utilization by our customers. Service charges and fees represent fees earned on our deposit accounts and credit card fee income. Foreign exchange fees are primarily transaction based fees earned from our customers for performing foreign currency-based transactions on their behalf. The increase in foreign exchange fees reflects the expanding geographic footprint of our clients, and our ability to cross-sell banking services. Letters of credit fees represent fees charged to issue and process letters of credit for customers. The increase in letters of credit fees was driven by an increase in the volume of letters of credit. These increases in fees for the three months ended March 31, 2014 are consistent with new customer growth and increased penetration with our existing customers.
Warrant income includes income realized upon the exercise of a warrant and the sale of the underlying equity security, as well as unrealized gains and losses from the quarterly mark-to-market of our warrant portfolio. We experienced $2.2 million in warrant income for the three months ended March 31, 2014, compared to $0.2 million in losses for the three months ended March 31, 2013. The $2.4 million increase was due to the volume of successful liquidity events, including IPOs, for the clients in which we had taken warrant positions, and changes in the fair value of our equity warrant assets. These variances demonstrate the volatility of this income which is created, in part, by the erratic nature of public equity markets and their receptivity to IPOs. During the three months ended March 31, 2014, we realized gains on monetized warrants held in two of our portfolio company clients that had IPOs as the respective lock-up periods for those securities expired. During that same period, we also realized gains on 11 monetized warrants that were not related to IPOs. We recognized unrealized gains on warrants held in five portfolio company clients that experienced IPOs during the period. During the three months ended March 31, 2013, we had no realized gains on monetized warrants or unrealized gains on warrants held in portfolio company clients that had IPOs during the period. We realized gains on five monetized warrants for liquidity events that were not IPOs.

The following table shows the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 14 to the interim consolidated financial statements):

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net realized gains on equity warrants	$725	$145	$580	400.0%
Change in fair value	1,470	(372)	1,842	495.2
Warrant income (loss)	$2,195	$(227)	$2,422	1,067.0%
The decrease in gain on sale of loans was due to our strategic decision to sell fewer SBA loans into the secondary market. The decrease in our other income for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily driven by a $0.3 million, or 73.5%, decrease in noninterest income from customer success fees, which decreased to $0.1 million from $0.4 million in the prior year. These fees are by their nature volatile, and there is no assurance that they will remain at these levels and they may decrease further in the future.
Noninterest Expense
Three Months Ended March 31, 2014 and 2013. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Three Months Ended March 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	$10,634	$8,469	$2,165	25.6%
Occupancy	740	661	79	12.0
Data processing	822	689	133	19.3
Furniture and equipment	702	642	60	9.3
Advertising and promotions	275	262	13	5.0
Professional fees	601	654	(53)	(8.1)
Telecommunications	260	293	(33)	(11.3)
Travel	166	199	(33)	(16.6)
FDIC assessment	405	313	92	29.4
Other	978	846	132	15.6
Total noninterest expense	$15,583	$13,028	$2,555	19.6%
For the three months ended March 31, 2014, we recognized $15.6 million in total noninterest expense, an increase of $2.6 million, or 19.6%, compared to the same period in 2013.
Personnel represented 68.2% of our total noninterest expense and increased $2.2 million, or 25.6%. This increase primarily resulted from an increase in our full-time equivalent employees to 239 at March 31, 2014, from 207 at March 31, 2013, to drive and support our balance sheet and income growth. Over the past year we have added venture bankers and client managers in key markets, including Menlo Park, San Francisco, San Diego, Los Angeles, Orange County and Campbell, CA and Boston and New York. Additionally, our acquisition of Sand Hill Finance on December 31, 2013 yielded seven additional employees.
Income Tax Provision
Three Months Ended March 31, 2014 and 2013. Income tax expense increased $1.6 million, or 100.7%, for the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to a $6.1 million, or 123.1%, increase in pre-tax income. Our effective tax rate declined to 29.3% from 32.6% as a result of an increase in our tax preferred income from our municipal securities portfolio and bank owned life insurance.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $140.7 million, or 6.0%, to $2.5 billion at March 31, 2014, from $2.3 billion at December 31, 2013, primarily due to deposit growth of $91.5 million and proceeds of our initial public offering of $51.1 million, which resulted in additional period end cash and cash equivalents of $92.2 million, and an increase in our investment securities portfolio of $71.7 million.
Our deposit and loan portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$156,110	14.65%	$85,119	8.21%	$701,723	31.92%
Expansion	608,692	57.11	346,190	33.40	789,086	35.90
Late	141,849	13.31	159,655	15.40	280,044	12.74
Total portfolio company	906,651	85.07	590,964	57.01	1,770,853	80.56
Venture capital/private equity	91,595	8.59	427,627	41.26	426,979	19.42
SBA and USDA	54,707	5.13	1,402	0.14	367	0.02
Credit cards	12,916	1.21	16,504	1.59	—	—
Total	1,065,869	100.00%	$1,036,497	100.00%	$2,198,199	100.00%
Less unearned income	(4,582)
Total loans, net of unearned income	$1,061,287

	December 31, 2013
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$146,096	13.44%	$81,611	8.35%	$730,511	34.67%
Expansion	590,511	54.32	299,898	30.69	746,032	35.41
Late	143,925	13.24	163,231	16.70	223,989	10.63
Total portfolio company	880,532	81.00	544,740	55.74	1,700,532	80.71
Venture capital/private equity	143,468	13.20	415,830	42.55	405,870	19.27
SBA and USDA	51,510	4.74	2,388	0.25	325	0.02
Credit cards	11,575	1.06	14,304	1.46	—	—
Total	1,087,085	100.00%	$977,262	100.00%	$2,106,727	100.00%
Less unearned income	(4,549)
Total loans, net of unearned income	$1,082,536

Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$480,877	45.13%	$483,337	44.47%
Life sciences	211,617	19.85	209,069	19.23
Asset-based loans	209,532	19.66	186,702	17.17
Venture capital/private equity	91,595	8.59	143,468	13.20
SBA and USDA	24,864	2.33	23,719	2.18
Other	4,624	0.43	1,424	0.13
Total commercial loans	1,023,109	95.99	1,047,719	96.38
Real estate loans:
SBA and USDA	29,558	2.77	27,504	2.53
Total real estate loans	29,558	2.77	27,504	2.53
Construction:
SBA and USDA	286	0.03	287	0.03
Total construction loans	286	0.03	287	0.03
Credit cards	12,916	1.21	11,575	1.06
Total loans	1,065,869	100.00%	1,087,085	100.00%
Less unearned income(1)	(4,582)		(4,549)
Total loans, net of unearned income	$1,061,287		$1,082,536

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 2.3% decrease in commercial loans from December 31, 2013 to March 31, 2014 primarily occurred in the venture firm client industry segment, which was reflective of the seasonal nature of these clients' borrowings. The decrease in loans to venture firm clients was partially offset by growth in total loans to venture-backed companies. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from year-to-year based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons.
Loans to venture firms decreased $51.9 million, while total loans to venture-backed companies were up $22.9 million, or 2.6%, at March 31, 2014, compared to December 31, 2013. Our asset-based loans increased $22.8 million, or 12.2%, from December 31, 2013 to March 31, 2014. This increase in our asset-based loans was primarily due to our strategic focus on expanding this product line to better serve the needs of our expansion and late stage clients.
We began offering SBA and USDA loans in 2011. At March 31, 2014, SBA and USDA loans represented 5.1% of our loan portfolio compared to 4.7% at December 31, 2013. We expect to continue to grow our SBA and USDA loan portfolio as we originate new loans and sell a portion of the guaranteed balances.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The breakdown of total loans by industry sector at March 31, 2014 and December 31, 2013, is as follows:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$178,370	16.81%	$178,408	16.47%
Healthcare services	77,688	7.32	75,311	6.96
Other industries	86,346	8.14	131,332	12.13
Consumer products and services	73,443	6.92	55,985	5.17
Media and telecom	70,191	6.61	70,470	6.51
Hardware	89,294	8.41	76,203	7.04
IT services	73,477	6.92	68,203	6.30
Financial services	40,907	3.86	55,215	5.10
Medical devices and equipment	57,613	5.43	57,725	5.33
Biotech	75,984	7.16	55,180	5.10
Business products and services	86,735	8.17	56,635	5.23
Total venture portfolio industry	910,048	85.75	880,667	81.34
VCS	91,595	8.63	143,468	13.25
SBA and USDA	54,707	5.15	51,510	4.76
Credit cards	12,916	1.22	11,575	1.08
Other (overdrafts and in-process)	(3,397)	(0.32)	(135)	(0.01)
Total loans	1,065,869	100.43	1,087,085	100.42
Less unearned income	(4,582)	(0.43)	(4,549)	(0.42)
Loans, net of unearned income	$1,061,287	100.00%	$1,082,536	100.00%

The following table provides a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$480,877	245	$314,928	219	$144,952	24	$20,997	2
Life sciences	211,617	70	93,376	55	85,341	13	32,900	2
Venture capital/private equity	91,595	62	45,578	55	46,017	7	—	—
Asset-based loans	209,532	75	57,881	62	57,842	7	93,809	6
SBA and USDA	24,864	46	24,864	46	—	—	—	—
Other	4,624	16	4,624	16	—	—	—	—
Total commercial loans	1,023,109	514	541,251	453	334,152	51	147,706	10
Real estate loans:
SBA and USDA	29,558	47	23,685	46	5,873	1	—	—
Total real estate loans	29,558	47	23,685	46	5,873	1	—	—
Construction loans:
SBA and USDA	286	1	286	1	—	—	—	—
Total construction loans	286	1	286	1	—	—	—	—
Credit cards	12,916	562	12,916	562	—	—	—	—
Total loans	1,065,869	1,124	$578,138	1,062	$340,025	52	$147,706	10
Less unearned income	(4,582)
Loans, net of unearned income	$1,061,287

	December 31, 2013
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$493,337	238	$328,288	214	$165,049	24	$—	—
Life sciences	199,069	68	98,910	56	67,259	10	32,900	2
Venture firm	143,468	70	60,168	61	40,496	6	42,804	3
Asset-based loans	186,702	70	56,639	59	29,357	4	100,706	7
SBA and USDA	23,719	40	23,719	40	—	—	—	—
Other	1,424	18	1,424	18	—	—	—	—
Total commercial loans	1,047,719	504	569,148	448	302,161	44	176,410	12
Real estate loans:
SBA and USDA	27,504	44	21,669	43	5,835	1	—	—
Total real estate loans	27,504	44	21,669	43	5,835	1	—	—
Construction loans:
SBA and USDA	287	1	287	1	—	—	—	—
Total construction loans	287	1	287	1	—	—	—	—
Credit cards	11,575	578	11,575	578	—	—	—	—
Total loans	1,087,085	1,127	$602,679	1,070	$307,996	45	$176,410	12
Less unearned income	(4,549)
Loans, net of unearned income	$1,082,536

Loan Maturity
At March 31, 2014, 93.7%, or $998.7 million, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 92.7%, or $1.0 billion, at December 31, 2013. At March 31, 2014 just over 50% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 13% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at March 31, 2014 and December 31, 2013, for fixed and variable rate loans:

	March 31, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$2,360	$8,962	$—	$11,322
Life sciences	6,182	27,059	—	33,241
Venture capital/private equity	—	423	—	423
Asset-based loans	15,981	4,000	—	19,981
SBA and USDA	—	—	—	—
Other	—	—	526	526
Total commercial loans	24,523	40,444	526	65,493
Real estate loans:
SBA and USDA	—	—	1,707	1,707
Total real estate loans	—	—	1,707	1,707
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$24,523	$40,444	$2,233	$67,200
Variable-rate loans:
Commercial loans:
Technology	$218,419	$261,136	$—	$479,555
Life sciences	36,820	131,556	—	168,376
Venture capital/private equity	68,794	20,611	1,767	91,172
Asset-based loans	98,786	90,765	—	189,551
SBA and USDA	—	—	24,864	24,864
Other	3,098	1,000	—	4,098
Total commercial loans	425,917	505,068	26,631	957,616
Real estate loans:
SBA and USDA	—	—	27,851	27,851
Total real estate loans	—	—	27,851	27,851
Construction loans:
SBA and USDA	—	—	286	286
Total construction loans	—	—	286	286
Credit cards	12,916	—	—	12,916
Total variable rate loans	$438,833	$505,068	$54,768	998,669
Less unearned income				(4,582)
Total loans, net of unearned income				$1,061,287

	December 31, 2013
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$1,948	$4,414	$—	$6,362
Life sciences	6,273	26,343	—	32,616
Venture capital/private equity	—	452	—	452
Asset-based loans	19,217	18,646	—	37,863
SBA and USDA	—	—	—	—
Other	—	—	528	528
Total commercial loans	27,438	49,855	528	77,821
Real estate loans:
SBA and USDA	—	—	1,900	1,900
Total real estate loans	—	—	1,900	1,900
Construction	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$27,438	$49,855	$2,428	$79,721
Variable-rate loans:
Commercial loans:
Technology	$200,342	$286,633	$—	$486,975
Life sciences	39,117	127,336	—	166,453
Venture capital/private equity	121,760	19,547	1,709	143,016
Asset-based loans	70,465	78,374	—	148,839
SBA and USDA	—	—	23,719	23,719
Other	896	—	—	896
Total commercial loans	432,580	511,890	25,428	969,898
Real estate loans:
SBA and USDA	—	—	25,604	25,604
Total real estate loans	—	—	25,604	25,604
Construction loans:
SBA and USDA	—	—	287	287
Total construction loans	—	—	287	287
Credit cards	11,575	—	—	11,575
Total variable rate loans	$444,155	$511,890	$51,319	1,007,364
Less unearned income				(4,549)
Total loans, net of unearned income				$1,082,536
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.
Investment Securities
Investment securities totaled $1.2 billion at March 31, 2014, an increase of $71.7 million, or 6.6%, compared to $1.1 billion at December 31, 2013. See Note 3 to the unaudited interim consolidated financial statements.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
Our available-for-sale securities portfolio totaled $980.7 million at March 31, 2014, an increase of $56.4 million, or 6.1%, compared to $924.2 million at December 31, 2013. The increase was primarily due to purchases of new investment securities, consisting mostly of agency and non-agency mortgage backed securities, and other asset backed securities.
Our held to maturity securities portfolio is mainly comprised of municipal bonds, which we began purchasing for this portfolio in 2011. Prior to that, our held to maturity securities portfolio was primarily comprised of agency mortgage-backed securities. Our held to maturity securities portfolio had an amortized cost of $169.5 million at March 31, 2014, an increase of $15.3 million, or 9.9%, compared to $154.3 million at December 31, 2013. The increase in this portfolio was primarily due to our purchase of one new municipal bond security and an agency mortgage backed security that we intend to hold until they are either called or reach maturity.
At March 31, 2014, the duration of our available-for-sale securities portfolio was approximately 2.0 years and the overall investment securities portfolio duration was 2.8 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at March 31, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 35.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

		March 31, 2014
		Less than One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
Agency direct obligations	$34,747	$3,890	2.75%	$30,857	0.76%	$—	—%	$—	—%
SBA pools	133,229	—	—	—	—	68,616	1.45	64,613	1.45
Agency mortgage-backed securities	471,106	—	—	—	—	36,756	1.43	434,350	2.39
Corporates	148,459	—	—	55,632	1.57	12,947	1.33	79,880	3.28
Municipal bonds	97,156	—	—	—	—	5,977	3.82	91,179	4.33
Non-agency mortgage-backed securities	68,218	—	—	—	—	3,085	—	65,133	2.90
Other asset-backed securities	25,142	—	—	19,580	2.84	—	—	5,562	1.10
Equity securities	658	658	—	—	—	—	—	—	—
Total available for sale securities	$978,715	$4,548	3.08%	$106,069	1.57%	$127,381	1.57%	$740,717	2.68%
Held-to-maturity securities:
Contractual maturity
Agency mortgage-backed securities	$30,200	$—	—%	$—	—%	$—	—%	$30,200	3.93%
Municipal bonds	131,064	—	—	—	—	6,781	2.38	124,283	5.29
Corporates	8,257	—	—	—	—	—	—	8,257	2.42
Total held-to-maturity	$169,521	$—	—%	$—		$6,781	2.38%	$162,740	4.81%
Total securities	$1,148,236	$4,548	3.08%	$106,069	1.57%	$134,162	1.61%	$903,457	3.08%

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet.
Equity Warrant Assets. In most cases, we seek equity warrants in connection with extending loan commitments to our customers. In general, the equity warrants entitle us to purchase a specific number of shares of a client’s stock at a specific price over a specified time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the client, or additional borrowings by the client. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to the loan yield through loan interest income. Any changes from the grant date in the fair value of equity warrant assets are recognized as increases or decreases to warrant valuation and as net gains or losses in noninterest income during the period in which the change is recognized. These changes in warrant valuation and related gains or losses may occur as a result of a change in the Black Scholes value of the warrant, or when a portfolio company completes an initial public offering on a publicly reported market or is acquired. We may exercise these equity warrant assets for either shares or cash.
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $6.6 million and $5.1 million held in 449 and 451 companies at March 31, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At March 31, 2014, the $6.6 million valuation on warrants held included $2.5 million held in equity securities of six publicly traded companies, which we intend to monetize upon expiration of the respective lock-up periods for those securities, compared to $1.0 million held in equity securities of three publicly traded companies at December 31, 2013.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. As of March 31, 2014, we had $10.4 million in gross notional customer outstanding forward contracts and an offsetting $10.3 million in gross national correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$1,371,149	62.38%	$1,380,024	65.51%
Interest-bearing deposits:
Demand deposits	130,660	5.94	103,638	4.92
Money market	666,485	30.32	596,247	28.30
Time deposits	29,905	1.36	26,818	1.27
Total period end deposits	$2,198,199	100.00%	$2,106,727	100.00%

The following table sets forth the composition of our average deposits for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,390,906	64.69%	$1,057,141	65.46%
Interest-bearing deposits:
Demand deposits	116,647	5.42	16,322	1.01
Money market	616,834	28.68	498,604	30.88
Time deposits	26,121	1.21	42,790	2.65
Total average deposits	$2,150,508	100.00%	$1,614,857	100.00%
Our deposits increased to $2.2 billion at March 31, 2014, from $2.1 billion at December 31, 2013, an increase of $91.5 million, or 4.3%. This increase was primarily due to growth of our client base and the robust deposit inflows from the strong funding and IPO market for venture-backed firms. While our noninterest-bearing deposits decreased $8.9 million, or 0.6%, during this period, our interest-bearing deposits increased $100.3 million, or 13.8%, during this same period.
At March 31, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $29.6 million. At March 31, 2014, substantially all time deposit accounts in amounts equal to or greater than $100,000 were scheduled to mature within one year.
Client Investment Funds
We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. For example, we offer our clients alternative cash investment vehicles such as sweep accounts and investments in the CDARS, the latter of which allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. At March 31, 2014 and December 31, 2013, Square 1 Asset Management had $173.9 million and $108.1 million, respectively, of assets under management. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management.
The following table sets forth the composition of our client investment funds at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$173,927	$108,105	0.608871005
Sweep money market funds	303,135	271,823	11.5
CDARS	166,452	177,955	(6.5)
Total period-end client investment funds	$643,514	$557,883	15.3
N/M = Not meaningful

The following table sets forth the composition of average client investment funds for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$143,107	$—	N/M
Sweep money market funds	310,858	194,661	59.7
CDARS	176,077	151,542	16.2
Total average client investment funds	$630,042	$346,203	82.0
N/M = Not meaningful
Repurchase Agreements and Borrowings
As a result of strong deposit growth and proceeds from the initial public offering of our common stock, we decreased borrowings by $15.8 million at March 31, 2014. Repurchase agreements decreased $12.7 million as the result of customer repurchase agreements moving off-balance sheet and $3.8 million of trust preferred securities were converted to common shares during the three months ended March 31, 2014. See Note 7 for further information regarding our repurchase agreements and Note 8 for further discussion of our borrowings.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,036,497	$977,262
Standby letters of credit(2)	81,371	89,232
Total commitments	$1,117,868	$1,066,494

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
RISK MANAGEMENT
Overview
Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities, which are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.
Credit Risk
Analysis of Nonperforming and Classified Assets. We place loans that are 90 days or more past due as to principal or interest payments on nonaccrual status, or prior to that if we have determined based upon current information available to us that the timely collection of principal or interest is not probable. When a loan is placed on nonaccrual status, any previously recorded interest is reversed and recorded as a reduction of loan interest and fee income. Typically, collections of interest and principal received on a nonaccrual loan are applied to the outstanding principal as determined at the time of collection of the loan.
Troubled debt restructurings occur when debtors are granted concessions we would not otherwise consider, because of economic or legal reasons pertaining to the debtor’s financial difficulties. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interests by the debtor to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).
The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$6,984	$12,153
Life sciences	535	—
SBA and USDA	2,093	648
Total commercial loans	9,612	12,801
Real estate loans:
SBA and USDA	—	1,665
Total real estate loans	—	1,665
Total nonaccrual loans	9,612	14,466
Other real estate owned	—	—
Total nonperforming loans	$9,612	$14,466
Total accruing loans past 90 days or more	$—	$—
Foreclosed assets(1)	—	119
Nonaccrual troubled debt restructurings	2,851	3,379
Total troubled debt restructurings	2,851	3,379
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(2,851)	(3,379)
Total nonperforming assets and troubled debt restructurings	$9,612	$14,585
Total nonperforming loans to total loans	0.91%	1.34%
Total nonperforming loans to total assets	0.39%	0.62%
Total nonperforming assets and troubled debt restructurings to total assets	0.39%	0.63%

(1)	Foreclosed assets consist of capital stock acquired in lieu of incurring a charge-off.

The following table presents a composition of portfolio company nonperforming loans by stage at March 31, 2014:

	March 31, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$1,752	3	23.30%
Expansion	3,307	3	43.98
Late	2,460	1	32.72
Total portfolio company loans	$7,519	7	100.00%
At March 31, 2014, our total nonperforming assets and troubled debt restructurings were $9.6 million, a $5.0 million, or 34.1%, decline from December 31, 2013. At March 31, 2014, nonperforming loans represented 0.91% of our total loans and were comprised of 10 credits that had $3.3 million in specific reserves held against them.
At March 31, 2014, our criticized (performing) and impaired loans represented approximately 9.6% of our total gross loans. This compares to 8.5% at December 31, 2013. 62.3% of our criticized and impaired loans at March 31, 2014 are to companies in the technology sector, across all growth stages. Loans to technology sector companies represented approximately 45.1% of our loan portfolio at March 31, 2014. Loans to early and expansion stage clients comprised 67.3% of our criticized and nonperforming loans. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
Management is proactive in its approach to identifying and resolving problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modifications when warranted. The level of nonperforming assets fluctuates in response to changing economic and market conditions, the relative size and composition of the loan portfolio, as well as management’s degree of success in resolving problem assets.
Interest income that would have been recorded for the three months ended March 31, 2014 and 2013, had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.2 million and $0.2 million, respectively.
Allowance for Loan Losses. The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management believes is adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance for loan losses when management believes that the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received.
Management’s judgment in determining the adequacy of the allowance is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available and as situations change.
The allowance for loan losses is evaluated on a monthly basis by management and takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrower’s ability to repay.
The allowance for loan losses consists of the following key elements:

•
Specific allowance for identified impaired loans. For such loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent) or observable market price of the impaired loan are lower than the carrying value of that loan.

•
General valuation allowance, which represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are reviewed based on industry, stage and structure, and are assigned allowance percentages based on historical loan loss experience adjusted for qualitative factors. Qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date, may include changes in lending policies and procedures; changes in national and local economic and business conditions, including the condition of various market segments; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and staff; changes in the volume and severity of past due and classified loans and in the volume of nonaccruals, trouble debt restructurings, and other loan modifications; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated and inherent credit losses in the Bank’s current portfolio.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2014			December 31, 2013
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$12,100	63.37%	45.13%	$12,476	67.88%	45.39%
Life sciences	3,326	17.42	19.85	1,894	10.31	18.31
Venture capital/private equity	106	0.56	19.66	197	1.07	13.20
Asset-based loans	2,087	10.93	8.59	1,894	10.31	17.17
SBA and USDA	557	2.92	2.33	627	3.41	2.18
Other	9	0.04	0.43	2	0.01	0.13
Total commercial loans	18,185	95.24	95.99	17,090	92.99	96.38
Real estate loans:
SBA and USDA	703	3.68	2.77	1,163	6.33	2.53
Total real estate loans	703	3.68	2.77	1,163	6.33	2.53
Construction:
SBA and USDA	57	0.30	0.03	10	0.05	0.03
Total construction loans	57	0.30	0.03	10	0.05	0.03
Credit cards	149	0.78	1.21	116	0.63	1.06
Total	$19,094	100.00%	100.00%	$18,379	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$18,379	$13,843
Provision for loan losses	2,964	2,760
Charge-offs:
Commercial loans:
Technology	1,834	—
Life sciences	—	—
SBA and USDA	518	—
Total commercial loans	2,352	—
Credit cards	—	—
Total charge offs	2,352	—
Recoveries:
Commercial loans:
Technology	(103)	(40)
Life sciences	—	—
SBA and USDA	—	(150)
Total commercial loans	(103)	(190)
Credit cards	—	—
Total recoveries	(103)	(190)
Allowance at end of period	$19,094	$16,793
Allowance for loan losses to total loans at end of period	1.80%	2.10%
Net charge offs to average loans outstanding during period (annualized)	0.85%	(0.09)%

Interest Rate Risk
Interest Rate Risk Management. Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts, and ultimately the yield, of such securities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.
We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving our available-for-sale securities and available funding sources. In addition, our policies permit the use of on- and off-balance sheet derivative financial instruments to assist in managing interest rate risk, although to date we have not entered into any derivative financial instruments for such purposes.
We have a Management Asset/Liability Committee to communicate, coordinate and control all aspects involving interest rate risk management. The Management Asset/Liability Committee, with oversight from the Board Asset/Liability Committee (“BALCO”), establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Adherence to relevant policies is monitored on an ongoing basis.

Market Risk
Net Interest Income Simulation Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of a net interest income (“NII”) simulation model.
The NII simulation is completed monthly and presented to the Management and Board Asset/Liability Management Committees. The simulation provides an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Management and Board Asset/Liability Management Committees on a monthly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
The table below sets forth an approximation of our NII sensitivity exposure for the 12-month periods beginning March 31, 2014. The simulation uses projected repricing of assets and liabilities beginning March 31, 2014, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Estimated Increase/Decrease in Net Interest Income
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning March 31, 2014
300	12.2%
200	10.1
100	6.1
(100)	(2.9)
(200)	(4.8)
Rates are immediately increased at the beginning of the projection. The results show that we are asset sensitive and that net interest income will increase as rates rise and will decrease as rates decline. Interest rates do not normally move instantaneously, but the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.
Liquidity Risk
Liquidity Management. Liquidity management is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner without incurring unacceptable losses. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 47.8% of total assets at March 31, 2014. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $197.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $980.7 million at March 31, 2014. In addition, at March 31, 2014, we had the ability to borrow $215.9 million from the FHLB. There were no outstanding borrowings under this line at March 31, 2014. Additionally, at March 31, 2014, we had the ability to access $110.2 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of March 31, 2014. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at March 31, 2014:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,168,295	$2,168,295	$—	$—	$—
Time deposits	29,905	29,804	101	—	—
FHLB and other borrowings	—	—	—	—	—
Junior subordinated debentures	3,186	—	—	—	3,186
Operating lease obligations	6,644	2,337	3,389	918	—
Total	$2,208,030	$2,200,436	$3,490	$918	$3,186
Capital Management. Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected risks, and to ensure that Square 1 Financial and Square 1 Bank are in compliance with all current and anticipated regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages, in consultation with the BALCO, in an annual capital planning process in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan, approved annually by the Board of Directors, considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2014 and December 31, 2013. See Note 11 to the consolidated financial statements for further information.

Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below.

	March 31, 2014	December 31, 2013	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	16.96%	13.24%	10.00%	8.00%
Tier 1 risk-based capital ratio	15.79	12.08	6.00	4.00
Tier 1 leverage ratio	10.90	8.34	N/A	4.00
Tangible common equity to tangible assets ratio	10.23	7.89	N/A	N/A
Tangible equity to risk-weighted assets ratio	15.38	11.17	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	16.62%	12.97%	10.00%	8.00%
Tier 1 risk-based capital ratio	15.44	11.82	6.00	4.00
Tier 1 leverage ratio	10.67	8.16	5.00	4.00
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for discussion of quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report, in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are party to other legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position.
See also Note 16 "Off-balance Sheet Risk, Commitments and Contingencies" of the "Notes to Interim Consolidated Financial Statements (Unaudited)" under Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in the Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2014 our registration statement on Form S-1 (File No. 333-193197) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 3,125,000 shares of our Class A common stock at a price to the public of $18.00 per share.

As a result of the offering, we received net proceeds of approximately $51.1 million, after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 27, 2014 pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
List of Exhibits

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

3.2	Bylaws of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

4.1	Specimen Stock Certificate for Class A Common Stock of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

10.1	Square 1 Financial, Inc. 2009 Stock Incentive Plan, as amended	(incorporated by reference to the Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, File No. 333-195221)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina on May 14, 2014.

Square 1 Financial, Inc.

By:	/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

/s/ Patrick Oakes
Patrick Oakes Executive Vice President and Chief Financial Officer (principal financial and accounting officer)