Form 10-Q
period 2014-06-30
Square 1 Financial Inc
filed 2014-08-11
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to ______

 Commission File Number: 001-36372
SQUARE 1 FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1872698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

406 Blackwell Street, Suite 240 Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)

(866) 355-0468
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
At July 31, 2014, 28,676,882 shares of the registrant’s common stock ($0.01 par value) were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Square 1 Financial, Inc.
Interim Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$231,192	$105,730
Investment in time deposits	1,250	1,250
Investment securities—available for sale, at fair value	1,093,684	924,229
Investment securities—held to maturity, at amortized cost	210,236	154,255
Loans, net of unearned income of $5.5 million and $4.5 million	1,151,616	1,082,536
Less allowance for loan losses	(21,556)	(18,379)
Net loans	1,130,060	1,064,157
Premises and equipment, net	3,502	3,061
Deferred income tax assets, net	11,165	15,620
Bank owned life insurance	34,948	31,706
Intangible assets	1,922	2,065
Other receivables	4,648	2,592
Warrant valuation	4,747	5,105
Prepaid expenses	1,804	1,309
Accrued interest receivable and other assets	12,366	15,348
Total assets	$2,741,524	$2,326,427
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$1,564,856	$1,380,024
Demand, interest-bearing	107,300	103,638
Money market deposit accounts	742,103	596,247
Time deposits	30,906	26,818
Total deposits	2,445,165	2,106,727
Borrowings and repurchase agreements	—	12,737
Junior subordinated debt	—	6,207
Accrued interest payable and other liabilities	12,663	11,607
Total liabilities	$2,457,828	$2,137,278
Commitments and contingencies (Notes 11 and 16)
Shareholders’ equity:
Convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 0 shares and 5,000 shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 45,000,000 shares authorized, 28,640,126 shares and 23,611,746 shares issued and outstanding, respectively	286	236
Additional paid in capital	250,973	183,716
Accumulated other comprehensive income (loss)	7,308	(4,096)
Retained earnings	25,129	9,293
Total shareholders’ equity	283,696	189,149
Total liabilities and shareholders’ equity	$2,741,524	$2,326,427
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans including fees on loans	$17,720	$13,864	$34,123	$26,626
Investment securities	7,218	4,058	13,551	8,274
Federal funds and other short-term investments	137	102	201	155
Total interest income	25,075	18,024	47,875	35,055
Interest expense:
Deposits	143	174	273	294
Borrowings and repurchase agreements	—	—	4	24
Junior subordinated debt	56	158	215	317
Total interest expense	199	332	492	635
Net interest income	24,876	17,692	47,383	34,420
Provision for loan losses	3,150	3,730	6,114	6,490
Net interest income after provision for loan losses	21,726	13,962	41,269	27,930
Noninterest income:
Service charges and fees	1,891	1,604	3,595	3,134
Foreign exchange fees	1,363	1,139	3,004	2,366
Loan documentation fees	96	99	233	179
Investment impairment	—	(442)	(43)	(744)
Net gain on securities	38	849	47	849
Letter of credit fees	297	310	812	514
Warrant income	21	2,591	2,216	2,364
Gain on sale of loans	249	619	502	1,221
Bank owned life insurance	317	254	607	473
Other	2,100	551	2,538	1,254
Total noninterest income	6,372	7,574	13,511	11,610
Noninterest expense:
Personnel	10,725	9,021	21,359	17,489
Occupancy	773	730	1,513	1,391
Data processing	918	644	1,740	1,332
Furniture and equipment	660	618	1,362	1,260
Advertising and promotions	342	362	617	624
Professional fees	786	750	1,387	1,404
Telecommunications	285	290	545	583
Travel	292	352	458	551
FDIC assessment	347	287	752	600
Other	1,472	1,065	2,450	1,912
Total noninterest expense	16,600	14,119	32,183	27,146
Income before income tax expense	11,498	7,417	22,597	12,394
Income tax expense	3,447	2,300	6,698	3,920
Net income	8,051	5,117	15,899	8,474
Dividends on preferred stock	1	62	63	125
Net income available to common shareholders	$8,050	$5,055	$15,836	$8,349
Earnings per share—basic	$0.28	$0.22	$0.61	$0.36
Earnings per share—diluted	$0.27	$0.21	$0.58	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,051	$5,117	$15,899	$8,474
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	6,135	(7,859)	11,454	(7,423)
Less: reclassification adjustment for gains included in net income	(50)	(443)	(50)	(443)
Other comprehensive income	6,085	(8,302)	11,404	(7,866)
Comprehensive income	14,136	(3,185)	27,303	608
Dividends on preferred stock	1	62	63	125
Comprehensive income (loss) available to common shareholders	$14,135	$(3,247)	$27,240	$483
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,000	$—	23,491,697	$235	$182,135	$7,195	$(12,839)	$176,726
Issuance of common stock, net issuance costs of $1 thousand	—	—	4,566	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	677	—	—	677
Dividends on preferred stock	—	—	—	—	—	—	(125)	(125)
Net income	—	—	—	—	—	—	8,474	8,474
Unrealized loss on securities net of tax of $4.6 million	—	—	—	—	—	(7,866)	—	(7,866)
Balance at June 30, 2013	5,000	$—	23,496,263	$235	$182,811	$(671)	$(4,490)	$177,885

Balance at December 31, 2013	5,000	$—	23,611,746	$236	$183,716	$(4,096)	$9,293	$189,149
Issuance of common stock, net issuance costs of $2.3 million	—	—	3,786,810	38	59,659	—	—	59,697
Stock-based compensation	—	—	—	—	1,579	—	—	1,579
Conversion of preferred stock	(5,000)	—	500,070	5	(4)	—	—	1
Conversion of trust preferred securities	—	—	741,500	7	6,023	—	—	6,030
Dividends on preferred stock	—	—	—	—	—	—	(63)	(63)
Net income	—	—	—	—	—	—	15,899	15,899
Unrealized gain on securities net of tax of $6.8 million	—	—	—	—	—	11,404	—	11,404
Balance at June 30, 2014	—	$—	28,640,126	$286	$250,973	$7,308	$25,129	$283,696
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended June 30,
	2014	2013
Net income	$15,899	$8,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465	599
Amortization on investment securities, net	8,211	8,117
Provision for loan losses	6,114	6,490
Stock-based compensation	1,707	689
Gain on sale of securities available for sale	(47)	(849)
Investment impairment	43	744
Deferred income tax provision	(2,299)	(142)
Earnings on bank owned life insurance	(607)	(473)
Changes in assets and liabilities:
Accrued interest receivable and other assets	924	(22,823)
Accrued interest payable and other liabilities	1,056	35,933
Net cash provided by operating activities	31,466	36,759
Cash flows from investing activities:
Purchase of securities available for sale	(229,866)	(231,917)
Purchase of securities held to maturity	(57,373)	(43,142)
Proceeds from calls/maturities of securities available for sale	69,177	77,955
Proceeds from sales of securities available for sale	2,586	47,865
Proceeds from paydowns of securities held to maturity	—	1,075
Net increase in loans	(72,017)	(44,801)
Purchase of bank owned life insurance	(2,635)	(10,000)
Purchases of premises and equipment	(907)	(294)
Net cash used in investing activities	(291,035)	(203,259)
Cash flows from financing activities:
Net increase in deposits	338,438	420,771
Net decrease in repurchase agreements	(12,737)	—
Decrease in FHLB borrowings	—	(90,000)
(Decrease) increase in subordinated debt	(6,207)	1
Preferred dividends paid	(63)	(125)
Proceeds from issuance of common stock, net of issuance costs	65,600	(13)
Proceeds from issuance of shares under stock-based compensation plan	—	—
Net cash provided by financing activities	385,031	330,634
Net change in cash and cash equivalents	125,462	164,134
Cash and cash equivalents at beginning of year	105,730	48,971
Cash and cash equivalents at end of year	$231,192	$213,105
Supplemental statement of cash flow disclosures
Interest paid	$492	$636
Income taxes paid	$7,593	$9,878
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
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
In September 2008, Square 1 Financial Capital Trust I (the “Trust”), a Delaware trust, was formed by the Company, as Sponsor, in order to facilitate the issuance of convertible trust preferred securities. The Trust has invested the total proceeds from the sales of the convertible trust preferred securities in convertible junior subordinated deferrable interest debentures issued by the Company. The assets of the trust are not assets of the Company and are not consolidated into the Company’s consolidated financial statements. The subordinated debentures issued by the Company to the Trust are included in borrowings, and the Company’s equity interests in the Trust are included in other assets. The Company notified all holders of trust preferred securities of its intent to redeem such securities as of June 30, 2014 and all outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date (see Note 8).
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
Square 1 Venture 1, L.P.-The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. The Company accounts for the investment in Square 1 Venture 1, L.P. using the equity method of accounting. For the three and six months ended June 30, 2014, gains of $0.7 million were recognized. For the three and six months ended June 30, 2013, no gains or losses were recognized. The fair value of the investment at June 30, 2014 and December 31, 2013, was $1.8 million and $1.0 million, respectively, and is included in other assets on the balance sheet.
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
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $12.3 million and $12.0 million in the consolidated balance sheet at June 30, 2014 and December 31, 2013, respectively.

2.	NEW ACCOUNTING STANDARDS
In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. Additionally, the new guidance requires expanded disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and about the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. For the Company, ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted for public entities. The Company is currently assessing the impacts of adopting ASU 2014-11.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 create Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. In addition, the amendments create new ASC Subtopic 340-40, Other Assets and Deferred

Costs—Contracts with Customers. In summary, the core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Exclusions include lease contracts; insurance contracts; financial instruments and other contractual rights and obligations, such as receivables, investments, liabilities, debt, derivatives, and transfers and servicing; and guarantees other than product and service warranties. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. An entity can apply this standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). For the Company, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted for public entities. The Company is currently assessing the impacts of adopting ASU 2014-09.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations and requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. For the Company, ASU No. 2014-08 would be applied prospectively to disposals or classifications as held for sale for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material effect on its consolidated results of operations or financial position.
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

The Company intends to hold its securities classified as available for sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity securities. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of the sales. The Company's investments include agency direct obligations, Small Business Administration ("SBA") pools, agency and non-agency mortgage backed securities ("MBS"), corporate securities, municipal bonds, and asset backed securities ("ABS"). Equity securities include securities obtained from the exercise of equity warrants and required to be held until the expiration of their respective lock-up periods, which expire within one year. The Company intends to monetize these securities upon removal of all sale restrictions (see Note 14).

Investment securities at June 30, 2014 and December 31, 2013, are summarized as follows:

(in thousands)	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$9,876	$28	$—	$9,904
Agency direct obligations	34,641	171	—	34,812
SBA pools	131,650	1,834	(43)	133,441
Agency MBS	532,170	8,786	(1,140)	539,816
Corporates	153,743	4,195	(1,078)	156,860
Municipal bonds	96,783	649	(375)	97,057
Non-agency MBS	85,967	1,066	(1,599)	85,434
Other ABS	34,777	60	(790)	34,047
Equity securities	2,439	66	(192)	2,313
Total	$1,082,046	$16,855	$(5,217)	$1,093,684
Held to maturity securities:
Agency mortgaged-backed	$55,774	$744	$(214)	$56,304
Municipal bonds	139,212	5,373	(1,313)	143,272
Corporates	15,250	1	(2,102)	13,149
Total	$210,236	$6,118	$(3,629)	$212,725

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Agency direct obligations	$34,853	$208	$—	$35,061
SBA pools	127,309	1,958	(56)	129,211
Agency mortgaged-backed	445,855	4,395	(2,400)	447,850
Corporates	148,288	1,173	(3,644)	145,817
Municipal bonds	97,532	—	(5,503)	92,029
Non-agency mortgage-backed securities	54,134	371	(2,335)	52,170
Other asset-backed securities	22,787	112	(808)	22,091
Total	$930,758	$8,217	$(14,746)	$924,229
Held to maturity securities:
Agency mortgaged-backed	$18,666	$188	$(608)	$18,246
Municipal bonds	127,339	426	(5,756)	122,009
Corporates	8,250	—	(1,951)	6,299
Total	$154,255	$614	$(8,315)	$146,554
Investment securities with a fair value of $312.2 million and $343.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at Union Bank, the Federal Reserve Bank, and the Federal Home Loan Bank of Atlanta.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA Pools	$10,018	$(43)	$—	$—	$10,018	$(43)
Agency MBS	80,434	(930)	37,352	(210)	117,786	(1,140)
Corporates	9,191	(570)	10,864	(508)	20,055	(1,078)
Municipal Bonds	10,830	(5)	25,109	(370)	35,939	(375)
Non-Agency MBS	30,970	(532)	15,052	(1,067)	46,022	(1,599)
Other ABS	6,089	(4)	4,736	(786)	10,825	(790)
Equity securities	2,313	(192)	—	—	2,313	(192)
Total	$149,845	$(2,276)	$93,113	$(2,941)	$242,958	$(5,217)
Held to maturity securities:
Agency MBS	$—	$—	$6,028	$(214)	$6,028	$(214)
Municipal Bonds	4,714	(15)	46,060	(1,298)	50,774	(1,313)
Corporates	1,115	(4)	6,165	(2,098)	7,280	(2,102)
Total	$5,829	$(19)	$58,253	$(3,610)	$64,082	$(3,629)

(in thousands)	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA Pools	$13,724	$(56)	$—	$—	$13,724	$(56)
Agency MBS	126,563	(1,801)	24,288	(599)	150,851	(2,400)
Corporates	72,092	(3,644)	—	—	72,092	(3,644)
Municipal Bonds	92,029	(5,503)	—	—	92,029	(5,503)
Non-Agency MBS	22,422	(410)	14,138	(1,925)	36,560	(2,335)
Other ABS	—	—	4,852	(808)	4,852	(808)
Total	$326,830	$(11,414)	$43,278	$(3,332)	$370,108	$(14,746)
Held to maturity securities:
Agency MBS	$13,575	$(608)	$—	$—	$13,575	$(608)
Municipal Bonds	77,344	(3,313)	16,368	(2,443)	93,712	(5,756)
Corporates	—	—	6,299	(1,951)	6,299	(1,951)
Total	$90,919	$(3,921)	$22,667	$(4,394)	$113,586	$(8,315)
At June 30, 2014, there were a total of 73 available for sale securities that were in an unrealized loss position, of which 34 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2013, there were a total of 104 available for sale securities that were in an unrealized loss position, of which 25 investments had fair values less than their amortized cost for a period of time greater than 12 months. At June 30, 2014, the fair value of equity securities included $1.0 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions.
The Company performs extensive ongoing evaluations of the investment portfolio at the individual bond level, including market valuations and impairment analyses. The Company had no recorded impairment for the three months ended June

30, 2014 and $0.4 million of impairment on certain mortgage-related securities for the three months ended June 30, 2013. The Company had recorded impairment of $43 thousand and $0.7 million of impairment on certain mortgage-related securities for the six months ended June 30, 2014 and 2013, respectively. The Company had deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery of fair value or until maturity.
The amortized cost of debt securities at June 30, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	June 30, 2014
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
U.S. Treasuries	$9,876	$—	$9,876	$—	$—
Agency Direct Obligations	34,641	3,890	30,751	—	—
SBA Pools	131,650	—	—	69,209	62,441
Agency MBS	532,170	—	—	34,114	498,056
Corporates	153,743	—	55,659	12,948	85,136
Municipal Bonds	96,783	—	—	5,952	90,831
Non-Agency MBS	85,967	—	—	3,037	82,930
Other ABS	34,777	—	25,140	4,114	5,523
Equity securities	2,439	—	—	—	2,439
Total	$1,082,046	$3,890	$121,426	$129,374	$827,356
Held to maturity securities:
Contractual maturity
Agency MBS	$55,774	$—	$—	$—	$55,774
Municipal Bonds	139,212	—	—	6,746	132,466
Corporates	15,250	—	1,119	—	14,131
Total	$210,236	$—	$1,119	$6,746	$202,371

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at June 30, 2014 and December 31, 2013, are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Commercial loans:
Technology	$578,383	$543,788
Life sciences	232,042	224,069
Asset-based loans	144,133	111,251
Venture capital/private equity	121,601	143,468
SBA and USDA	35,357	23,719
Other	2,510	1,424
Total commercial loans	1,114,026	1,047,719
Real estate loans:
SBA and USDA	26,997	27,504
Total real estate loans	26,997	27,504
Construction loans:
SBA and USDA	1,101	287
Total construction loans	1,101	287
Credit cards	14,999	11,575
Less unearned income, net	(5,507)	(4,549)
Total loans, net of unearned income	$1,151,616	$1,082,536
Directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers in the normal course of business. The Company had three commitments totaling $7.5 million to these parties at June 30, 2014 and December 31, 2013.
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At June 30, 2014 and December 31, 2013, the outstanding balances of these loans were $124.7 million and $114.6 million, respectively. The SBA/USDA guaranteed portions of seven and 21 of these loans were sold to the secondary market during 2014 and 2013, respectively. The outstanding sold balance at June 30, 2014 and December 31, 2013, was $61.2 million and $63.1 million, respectively.
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
See Note 15 for a summary of the activity for the Company's servicing assets.

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the three and six months ended June 30, 2014 and 2013, broken out by portfolio segment:

(in thousands)	Three Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,233	$332	$53	$426	$13,380
Life sciences	3,403	409	—	2,180	5,174
Asset-based loans	877	—	—	486	1,363
Venture capital/private equity	106	—	—	37	143
SBA and USDA	557	—	—	57	614
Other	9	—	—	2	11
Total commercial loans	18,185	741	53	3,188	20,685
Real estate loans:
SBA and USDA	703	—	—	(1)	702
Total real estate loans	703	—	—	(1)	702
Construction:
SBA and USDA	57	—	—	(38)	19
Total construction loans	57	—	—	(38)	19
Credit cards	149	—	—	1	150
Total loans	$19,094	$741	$53	$3,150	$21,556

(in thousands)	Three Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,053	$2,945	$639	$3,890	$14,637
Life sciences	1,684	—	—	349	2,033
Asset-based loans	505	—	—	71	576
Venture capital/private equity	210	—	—	(77)	133
SBA and USDA	289	—	—	(78)	211
Other	13	—	—	72	85
Total commercial loans	15,754	2,945	639	4,227	17,675
Real estate loans:
SBA and USDA	962	—	—	(500)	462
Total real estate loans	962	—	—	(500)	462
Construction:
SBA and USDA	—	—	—	—	—
Total construction loans	—	—	—	—	—
Credit cards	77	—	—	3	80
Total loans	$16,793	$2,945	$639	$3,730	$18,217

(in thousands)	Six Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,609	$2,166	$156	$1,781	$13,380
Life sciences	1,971	409	—	3,612	5,174
Asset based loans	684	—	—	679	1,363
Venture capital/private equity	197	—	—	(54)	143
SBA and USDA	627	128	—	115	614
Other	2	—	—	9	11
Total commercial loans	17,090	2,703	156	6,142	20,685
Real estate loans:
SBA and USDA	1,163	390	—	(71)	702
Total real estate loans	1,163	390	—	(71)	702
Construction:
SBA and USDA	10	—	—	9	19
Total construction loans	10	—	—	9	19
Credit cards	116	—	—	34	150
Total loans	$18,379	$3,093	$156	$6,114	$21,556

(in thousands)	Six Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$10,651	$2,945	$679	6,252	$14,637
Life sciences	804	—	—	1,229	2,033
Asset based loans	1,102	—	—	(526)	576
Venture capital/private equity	152	—	—	(19)	133
SBA and USDA	381	—	150	(320)	211
Other	4	—	—	81	85
Total commercial loans	13,094	2,945	829	6,697	17,675
Real estate loans:
SBA and USDA	680	—	—	(218)	462
Total real estate loans	680	—	—	(218)	462
Construction:
SBA and USDA	—	—	—	—	—
Total construction loans	—	—	—	—	—
Credit cards	69	—	—	11	80
Total loans	$13,843	$2,945	$829	$6,490	$18,217

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at June 30, 2014 and December 31, 2013, broken out by portfolio segment:

(in thousands)	June 30, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,110	$9,270
Life sciences	2,214	2,960
Asset based loans	—	1,363
Venture capital/private equity	—	143
SBA and USDA	48	566
Other	—	11
Total commercial loans	6,372	14,313
Real estate loans:
SBA and USDA	—	702
Total real estate loans	—	702
Construction:
SBA and USDA	—	19
Total construction loans	—	19
Credit cards	—	150
Total loans	$6,372	$15,184

(in thousands)	December 31, 2013
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,830	$7,646
Life sciences	—	1,894
Asset based loans	—	1,894
Venture capital/private equity	—	197
SBA and USDA	132	495
Other	—	2
Total commercial loans	4,962	12,128
Real estate loans:
SBA and USDA	481	682
Total real estate loans	481	682
Construction:
SBA and USDA	—	10
Total construction loans	—	10
Credit cards	—	116
Total loans	$5,443	$12,936

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at June 30, 2014 and December 31, 2013. See Note 2 to the Consolidated Financial Statements in the Company's Registration Statement for a discussion of credit quality indicators.

(in thousands)	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$2,801	$—	$1,573	$4,374	$574,009	$578,383	$—
Life sciences	—	—	—	—	232,042	232,042	—
Asset-based loans	—	—	—	—	144,133	144,133	—
Venture capital/private equity	—	—	—	—	121,601	121,601	—
SBA and USDA	—	—	349	349	35,008	35,357	—
Other	—	—	—	—	2,510	2,510	—
Total commercial loans	2,801	—	1,922	4,723	1,109,303	1,114,026	—
Real estate loans:
SBA and USDA	—	—	1,283	1,283	25,714	26,997	—
Total real estate loans	—	—	1,283	1,283	25,714	26,997	—
Construction loans:
SBA and USDA	—	417	—	417	684	1,101	—
Total construction loans	—	417	—	417	684	1,101	—
Credit cards	—	—	—	—	14,999	14,999	—
Total loans, gross	$2,801	$417	$3,205	$6,423	$1,150,700	$1,157,123	$—

(in thousands)	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$411	$—	$2,372	$2,783	$541,005	$543,788	$—
Life sciences	—	—	—	—	224,069	224,069	—
Asset-based loans	—	—	—	—	111,251	111,251	—
Venture capital/private equity	—	—	—	—	143,468	143,468	—
SBA and USDA	—	—	648	648	23,071	23,719	—
Other	—	—	—	—	1,424	1,424	—
Total commercial loans	411	—	3,020	3,431	1,044,288	1,047,719	—
Real estate loans:
SBA and USDA	—	—	1,665	1,665	25,839	27,504	—
Total real estate loans	—	—	1,665	1,665	25,839	27,504	—
Construction loans:
SBA and USDA	—	—	—	—	287	287	—
Total construction loans	—	—	—	—	287	287	—
Credit cards	—	—	95	95	11,480	11,575	—
Total loans, gross	$411	$—	$4,780	$5,191	$1,081,894	$1,087,085	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,110	$7,446	$713	$8,159	$9,930
Life Sciences	2,214	2,214	—	2,214	2,225
SBA and USDA	48	275	349	624	624
Total commercial loans	6,372	9,935	1,062	10,997	12,779
Real estate loans:
SBA and USDA	—	—	1,283	1,283	1,283
Total real estate loans	—	—	1,283	1,283	1,283
Total loans, gross	$6,372	$9,935	$2,345	$12,280	$14,062

(in thousands)	December 31, 2013
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,830	$12,153	$—	$12,153	$13,745
SBA and USDA	132	648	—	648	648
Total commercial loans	4,962	12,801	—	12,801	14,393
Real estate loans:
SBA and USDA	481	1,665	—	1,665	1,665
Total real estate loans	481	1,665	—	1,665	1,665
Total loans, gross	$5,443	$14,466	$—	$14,466	$16,058

The following table summarizes average impaired loans, broken out by portfolio segment, during the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended June 30,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$8,159	$—	$13,442	$—
Life sciences	2,214	—	—	—
SBA and USDA	624	—	368	—
Total commercial loans	10,997	—	13,810	—
Real estate loans:
SBA and USDA	1,283	—	—	—
Total real estate loans	1,283	—	—	—
Total loans, gross	$12,280	$—	$13,810	$—

(in thousands)	Six Months Ended June 30,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$7,572	$—	$15,565	$—
Life sciences	1,375	—	—	—
SBA and USDA	717	—	368	—
Total commercial loans	9,664	—	15,933	—
Real estate loans:
SBA and USDA	1,283	—	—	—
Total real estate loans	1,283	—	—	—
Credit cards	10	—	—	—
Total loans, gross	$10,957	$—	$15,933	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$524,454	$45,770	$8,159	$578,383
Life sciences	205,888	23,940	2,214	232,042
Asset-based loans	140,882	3,251	—	144,133
Venture capital/private equity	121,601	—	—	121,601
SBA and USDA	34,289	444	624	35,357
Other	2,510	—	—	2,510
Total commercial loans	1,029,624	73,405	10,997	1,114,026
Real estate loans:
SBA and USDA	18,907	6,807	1,283	26,997
Total real estate loans	18,907	6,807	1,283	26,997
Construction loans:
SBA and USDA	684	417	—	1,101
Total construction loans	684	417	—	1,101
Credit cards	14,999	—	—	14,999
Total loans, gross	$1,064,214	$80,629	$12,280	$1,157,123

(in thousands)	December 31, 2013
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$475,531	$56,104	$12,153	$543,788
Life sciences	210,257	13,812	—	224,069
Asset-based loans	110,184	1,067	—	111,251
Venture capital/private equity	143,468	—	—	143,468
SBA and USDA	22,063	1,008	648	23,719
Other	1,424	—	—	1,424
Total commercial loans	962,927	71,991	12,801	1,047,719
Real estate loans:
SBA and USDA	19,852	5,987	1,665	27,504
Total real estate loans	19,852	5,987	1,665	27,504
Construction loans:
SBA and USDA	287	—	—	287
Total construction loans	287	—	—	287
Credit cards	11,575	—	—	11,575
Total loans, gross	$994,641	$77,978	$14,466	$1,087,085
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
There were no modifications of TDRs during the three and six months ended June 30, 2014 and 2013.

The Bank currently has no commitments to lend to borrowers with loans identified as TDRs.

5.	INTANGIBLE ASSETS
The Bank recognizes servicing right intangibles related to obligations to service financial assets. See Note 15 for information about the Company's servicing assets. The Bank acquired certain intangible assets, consisting of non-compete agreements and existing customer relationships, as part of its acquisition of Sand Hill Finance LLC on December 31, 2013. The non-compete agreements and existing customer relationships are finite-lived intangible assets subject to amortization. The non-compete agreements intangible asset has a one-year amortization period and the existing customer relationships intangible asset has a three-year amortization period. The acquired intangible assets do not have renewal or extension provisions.
The Company's finite-lived intangible assets at June 30, 2014 and December 31, 2013, are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(105)	—
Accumulated amortization - existing customer relationships	(98)	—
Total accumulated amortization	(203)	—
Total intangible assets subject to amortization, net	$597	$800
Amortization expense, net of tax for the three and six months ended June 30, 2014, amounted to $62 thousand and $125 thousand, respectively, and is included in other noninterest expense on the accompanying consolidated statements of operations.
The following table shows the expected amortization for the next five years for intangible assets at June 30, 2014:

(in thousands)
2014	$203
2015	197
2016	197
$597

6.	DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $30.6 million and $26.6 million at June 30, 2014 and December 31, 2013, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $16 thousand and $30 thousand for the three and six months ended June 30, 2014, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $17 thousand and $29 thousand for the three and six months ended June 30, 2013, respectively. At June 30, 2014, time deposits scheduled to mature on or before June 30, 2015, totaled $30.6 million.

7.	REPURCHASE AGREEMENTS
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at June 30, 2014. Repurchase agreements outstanding at December 31, 2013, were $12.7 million.

8.	BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The

Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the Federal Reserve US Primary Credit Discount Rate. This $118.2 million line is secured by loans and investment securities. There were no outstanding borrowings for these lines at June 30, 2014 and December 31, 2013.
In addition, the Company has the ability to borrow longer term from the Federal Home Loan Bank ("FHLB"), with a $209.1 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at June 30, 2014 and December 31, 2013.
In September 2008, the Company issued $7.4 million of convertible trust preferred securities. These securities were placed through the Trust. The Trust holds, as its sole asset, the subordinated debentures issued by the Company. The Company does not consolidate the Trust into its consolidated financial statements. The subordinated debentures issued by the Company amounted to $7.6 million. A debt discount of $1.5 million was recorded and will be amortized over 30 years. The trust preferred securities pay interest at an annual rate of 8.0% and have a conversion price of $10.00 per share. The trust preferred securities have a term of 30 years and are callable after the fifth year, with earlier calls allowed upon the occurrence of certain special events at a premium to the Company. The trust preferred securities qualify as Tier I capital for regulatory capital purposes, subject to certain limitations. The investment of $230 thousand in the common stock of the Trust is included in other assets at December 31, 2013. The Company notified the holders of all trust preferred securities of its intent to redeem such securities as of June 30, 2014, and all remaining outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date. At June 30, 2014, no convertible trust preferred securities remained outstanding and the Trust was dissolved.
At December 31, 2013, the remaining balance of the subordinated debentures, including respective remaining debt discount of $1.4 million, was $6.2 million. During the three and six months ended June 30, 2014, investors converted $3.7 million and $7.4 million, respectively, of the outstanding convertible trust preferred securities into 366,500 common shares and 741,500 common shares, respectively, at $10 per share. For the three and six months ended June 30, 2014, interest expense on the trust preferred securities was $56 thousand and $215 thousand, respectively. For the three and six months ended June 30, 2013, interest expense on the trust preferred securities was $158 thousand and $317 thousand, respectively.

9.	EQUITY
Preferred Stock
In December 2008, the Company issued 5,000 shares of Series A, 5% Fixed Rate Cumulative Convertible Preferred Stock. Dividends were paid quarterly, in arrears. Upon any voluntary or involuntary liquidation, the preferred stock holders then outstanding are entitled to be paid out prior to any distributions made to holders of common stock or any junior securities.
The preferred stock was convertible into shares of the Company’s common stock at the option of the holder and had a conversion price of $10.00 per share. At December 31, 2013, the Series A convertible preferred stock could be converted into 500,000 shares of common stock of the Company. On April 2, 2014, all shares of preferred stock were converted by the holder into 500,070 shares of common stock.
Issuances of Common Stock
During the three and six months ended June 30, 2014, the Company issued 2,290 shares and 42,330 shares, respectively, of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 40,130 shares and 118,730 shares, respectively, of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
During the three and six months ended June 30, 2014, the Company issued 28,000 shares and 32,000 shares, respectively, of common stock related to the exercise of warrants issued to certain individuals in 2004 in connection with the organization of the Bank.
On March 31, 2014, the Company sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after expenses. On April 1, 2014, the underwriters exercised in full the underwriters’ purchase option granted in connection with the initial public offering, at the initial public offering price of $18.00, resulting in an additional 468,750 shares purchased from us for which we received $7.9 million in net proceeds on April 4, 2014.
During the three and six months ended June 30, 2014, the Company issued 366,500 common shares and 741,500 common shares, respectively, of its Class A common stock in connection with the conversion of $3.7 million and $7.4 million of our outstanding convertible trust preferred securities into common shares at a conversion price of $10.00 per share.

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
Our basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
	Basic:
	Net income	$8,051	$5,117	$15,899	$8,474
Less:	dividends on preferred stock	1	62	63	125
	Net income attributable to common shares	8,050	5,055	15,836	8,349
	Basic weighted-average common shares outstanding	28,333	23,496	26,042	23,494
	Earnings per share—basic	$0.28	$0.22	$0.61	$0.36
	Diluted:
	Net income attributable to common shares	$8,050	$5,055	$15,836	$8,349
Plus:	dividends on preferred stock	1	—	63	—
	convertible trust preferred securities	39	—	148	—
	Net income attributable to common shares after assumed conversions	8,090	5,055	16,047	8,349
	Basic weighted-average common shares outstanding	28,333	23,496	26,042	23,494
	Effect of dilutive stock options and warrants(1)	1,331	352	1,711	330
	Diluted weighted-average common shares outstanding	29,664	23,848	27,753	23,824
	Earnings per share—diluted	$0.27	$0.21	$0.58	$0.35

(1)
Excludes anti-dilutive warrants, preferred stock and trust preferred securities representing 1,311,500 shares at June 30, 2013. There were no anti-dilutive warrants, preferred stock and trust preferred securities at June 30, 2014.

In 2010, in connection with a private placement of Company common stock, the Company issued warrants to purchase 750,000 shares of common stock at any time. The exercise price of the warrants is $5.15 per share. Half of the warrants expire on February 23, 2015. The remainder expire on May 20, 2015. These warrants were valued at $1.8 million using a Black-Scholes-Merton fair value model and are included in additional paid in capital in the accompanying consolidated balance sheet.
In 2008, the Company issued convertible trust preferred securities that are convertible into common shares of the Company. The Capital Securities are convertible at $10.00 per share at any time after September 30, 2013, until expiration on September 30, 2038. At December 31, 2013, the convertible trust preferred securities could be converted into 741,500 shares of common shares of the Company. During the three and six months ended June 30, 2014, the trust preferred securities were converted into 366,500 common shares and 741,500 common shares, respectively. At June 30, 2014, no convertible trust preferred securities remained outstanding.
In 2004, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At June 30, 2014 and December 31, 2013, there were 38,000 warrants and 70,000 warrants, respectively, outstanding with an exercise price of $10.00 per share.

Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. Reclassification adjustments out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2014	2013	2014	2013
Reclassification adjustment for (gains) losses included in net income	Net gain on securities	$(80)	$(707)	$(80)	$(707)
Related tax benefit (expense)	Income tax expense	30	264	30	264
Other comprehensive income (loss)		$(50)	$(443)	$(50)	$(443)

10.	INCOME TAXES
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is generally no longer subject to the assessment of tax with respect to returns that have been filed for years prior to 2009.
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 30, 2014 and December 31, 2013, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

11.	REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at June 30, 2014, the Company and the Bank met all capital requirements to which they are subject and are “well-capitalized”.
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Regulatory authorities may further limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.
The Company’s actual capital amounts and ratios at June 30, 2014 and December 31, 2013, and the minimum requirements are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital ratio	$297,732	16.81%	$141,713	8.00%	$177,141	10.00%
Tier 1 risk-based capital ratio	275,588	15.56	70,856	4.00	106,284	6.00
Tier 1 leverage ratio	275,588	10.42	105,760	4.00	132,200	5.00
December 31, 2013
Total risk-based capital ratio	$217,345	13.24%	$131,374	8.00%	$164,218	10.00%
Tier 1 risk-based capital ratio	198,430	12.08	65,687	4.00	98,531	6.00
Tier 1 leverage ratio	198,430	8.34	95,205	4.00	119,007	5.00
The Bank’s actual capital amounts and ratios at June 30, 2014 and December 31, 2013, and the minimum requirements are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total risk-based capital ratio	$291,182	16.46%	$141,506	8.00%	$176,883	10.00%
Tier 1 risk-based capital ratio	269,070	15.21	70,753	4.00	106,130	6.00
Tier 1 leverage ratio	269,070	10.18	105,694	4.00	132,117	5.00
December 31, 2013
Total risk-based capital ratio	$212,821	12.97%	$131,227	8.00%	$164,033	10.00%
Tier 1 risk-based capital ratio	193,906	11.82	65,613	4.00	98,420	6.00
Tier 1 leverage ratio	193,906	8.16	95,053	4.00	118,817	5.00

12.	RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2014 and 2013, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the three and six months ended June 30, 2014, amounted to $0.2 million and $0.6 million, respectively. The expense related to the plan for the three and six months ended June 30, 2013, amounted to $0.2 million and $0.5 million, respectively.

13.	STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Board of Directors or its Compensation Committee. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than seven years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over five years from the date of grant. The 2009 Stock Incentive Plan, as amended, provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At June 30, 2014, 917,658 shares of common stock remained available for future issuance through stock options or restricted stock units.
The following table presents a rollforward of the Company’s stock options outstanding during the six months ended June 30, 2014:

			Weighted Average Remaining Contractual Life in Years
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,394,550	$6.12	4.24
Granted	—	—	—
Exercised	(118,730)	6.13
Forfeited	(10,240)	6.00
Outstanding at end of period	1,265,580	$6.12	3.85
Options exercisable at period end	728,880	$6.05	3.86
The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	532,460	$8.03
Granted	119,257	13.68
Vested	(46,655)	10.77
Forfeited	(10,180)	9.01
Nonvested at end of period	594,882	$8.93
The Company’s pre-tax compensation cost for stock-based employee compensation was $0.7 million and $1.7 million for the three and six months ended June 30, 2014, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.3 million and $0.7 million for the three and six months ended June 30, 2013, respectively. At June 30, 2014, there was $5.1 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over five years.

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
ASC 815 Derivatives and Hedging requires that all derivative instruments be recorded on the balance sheet at fair value. Equity warrants with net share settlement provisions are considered derivatives. Our equity warrants portfolio is primarily comprised of holdings in non-public companies and generally our practice is to monetize our positions as soon as an open market is available. The Bank estimates the initial fair value of non-public company equity warrants using a Black-Scholes option pricing model to approximate fair market value. The model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and volatility factors derived from indices of comparable publicly traded companies. On a monthly basis, the Bank adjusts the value of equity warrants in non-public companies using a Black-Scholes model to approximate fair market value based on changes to the risk-free interest rate, the volatility rate and the warrant’s expected life.
We also hold warrants in public companies. When a private company goes public there is often a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. We adjust the value of equity warrants in public companies on a monthly basis based on the month-end closing stock price adjusted for the option value of the warrant. The model estimates market value for each warrant based on the share price as of the evaluation date, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and uses a company specific volatility factor. See Note 17 for further information regarding the fair value of our equity warrants.
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to loan yield through loan interest income. At June 30, 2014 and December 31, 2013, unearned income on loans included $1.2 million related to the initial valuation of equity warrant assets. For the three and six months ended June 30, 2014, we recognized $0.3 million and $0.6 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets. For the three and six months ended June 30, 2013, we recognized $0.3 million and $0.5 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets.
Any changes from the grant date in the fair value of equity warrant assets will be recognized as increases or decreases to warrant valuation and as net gains or losses in non-interest income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash. Warrants held, which amounted to $4.7 million and $5.1 million held in 447 and 451 companies at June 30, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At June 30, 2014, included in the $4.7 million in equity warrant assets in 447 companies are $0.8 million of equity warrant assets held in five publicly traded companies, which the Company intends to monetize once all restrictions to selling having been removed. At December 31, 2013, included in the $5.1 million in equity warrant assets in 451 companies are $1.0 million of equity warrant assets held in three publicly traded companies, which the Company monetized upon the expiration of all sale restrictions.
Shares received from the exercise of warrants and subject to lock-up agreements are held as equity securities in our available for sale portfolio. During the three and six months ended June 30, 2014, the Company exercised warrants with a total value of $1.4 million and received equity securities in four publicly traded companies. Of the four equity securities, three remain subject to lock-up agreements while the fourth was monetized for $0.3 million. At June 30, 2014, the fair value of the three equity securities included in investments obtained through the exercise of warrants and still held was $1.0 million (see Note 3). During the three and six months ended June 30, 2014, the Company exited $0.8 million in warrants in one publicly traded company and $0.8 million in warrants in three publicly traded companies, respectively. During the three and six months ended June 30, 2013, the Company did not exit warrants in any publicly traded companies.

The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised by stage of emerging companies:

(in thousands except number of companies)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity warrant assets:
Gains:
Early stage	$889	$456	$1,030	$456
Expansion stage	1,144	280	1,534	481
Late stage	127	672	454	672
Total gains on exercise of equity warrant assets	2,160	1,408	3,018	1,609
Losses:
Early stage	—	—	—	—
Expansion stage	(2)	—	(2)	—
Total losses on exercise of equity warrant assets (1)	(2)	—	(2)	—
Net gains on exercise of equity warrant assets	2,158	1,408	3,016	1,609
Non-monetized write off of warrant assets	(97)	(121)	(176)	(177)
Net realized gains on equity warrants	2,061	1,287	2,840	1,432
Change in fair value of equity warrant assets	(2,040)	1,304	(624)	932
Warrant income	$21	$2,591	$2,216	$2,364

Number of companies on which warrant gains were realized:
Early stage	6	3	11	3
Expansion stage	12	4	17	9
Late stage	2	2	5	2
Total number of companies	20	9	33	14
(1) Realized warrant losses for the three and six months ended June 30, 2014 related to one expansion stage company.

15.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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

Following is a summary of the valuation techniques used for each class of Level 3 assets:

(dollars in thousands)	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$6,085	Sensitivity analyses	Indicative pricing
Non-Agency MBS	85,434	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing, collateral performance
Other ABS	34,047	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	4,747	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,325	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Venture capital fund investments	4,333	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

(dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$26,301	Sensitivity analyses	Indicative pricing
Non-Agency MBS	52,170	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing, collateral performance
Other ABS	22,091	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	5,105	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,265	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Venture capital fund investments	4,066	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

Following are tables that present information about our investment securities, warrants, servicing asset, and venture capital fund investments, measured at fair value on a recurring basis:

(in thousands)	At June 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasuries	$9,904	$—	$—	$9,904
Agency Direct Obligations	34,812	—	—	34,812
SBA Pools	—	133,441	—	133,441
Agency MBS	—	539,816	—	539,816
Corporates	—	150,775	6,085	156,860
Municipal Bonds	—	97,057	—	97,057
Non-Agency MBS	—	—	85,434	85,434
Other ABS	—	—	34,047	34,047
Equity securities	2,313	—	—	2,313
Total available for sale securities	$47,029	$921,089	$125,566	$1,093,684
Warrants	$—	$—	$4,747	$4,747
Servicing asset	$—	$—	$1,325	$1,325
Venture capital fund investments	$—	$—	$4,333	$4,333

(in thousands)	At December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Agency Direct Obligations	$35,061	$—	$—	$35,061
SBA Pools	—	129,211	—	129,211
Agency MBS	—	447,850	—	447,850
Corporates	—	119,516	26,301	145,817
Municipal Bonds	—	92,029	—	92,029
Non-Agency MBS	—	—	52,170	52,170
Other ABS	—	—	22,091	22,091
Total available for sale securities	$35,061	$788,606	$100,562	$924,229
Warrants	$—	$—	$5,105	$5,105
Servicing asset	$—	$—	$1,265	$1,265
Venture capital fund investments	$—	$—	$4,066	$4,066
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

The following table presents information about our assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Foreclosed assets	$—	$—	$—	$—
Impaired loans	$—	$—	$5,908	$5,908
December 31, 2013
Foreclosed assets	$—	$—	$119	$119
Impaired loans	$—	$—	$9,022	$9,022
The following tables present additional information about Level 3 securities, impaired loans, warrants and servicing assets, measured at fair value on a recurring basis:

(dollars in thousands)	Three Months Ended June 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at March 31, 2014	$29,391	$66,651	$24,605	$3,958	$1,298	$6,596	$132,499
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(23,389)	—	—	(953)	—	(1,369)	(25,711)
Total gains (losses):
included in net income	—	—	—	1,415	6	21	1,442
included in other comprehensive income	83	(2,773)	(6,810)	—	—	—	(9,500)
Purchases, sales, issuances and settlements:
Purchases	—	23,759	16,252	170	—	—	40,181
Sales	—	(2,203)	—	—	—	(994)	(3,197)
Issuances	—	—	—	—	55	493	548
Settlements	—	—	—	(257)	(34)	—	(291)
Balance at June 30, 2014	$6,085	$85,434	$34,047	$4,333	$1,325	$4,747	$135,971

(dollars in thousands)	Three Months Ended June 30, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at March 31, 2013	$16,584	$19,412	$2,499	$3,110	$1,012	$4,606	$47,223
Transfers into Level 3	3,360	—	1,354	—	—	—	4,714
Transfers out of Level 3	—	(1,652)	—	—	—	—	(1,652)
Total gains (losses):
included in net income	—	—	—	(2)	6	2,591	2,595
included in other comprehensive income	(306)	2,021	—	—	—	—	1,715
Purchases, sales, issuances and settlements:
Purchases	4,708	6,003	—	197	—	—	10,908
Sales	—	—	—	—	—	(1,287)	(1,287)
Issuances	—	—	—	—	124	590	714
Settlements	—	—	—	(149)	—	(170)	(319)
Balance at June 30, 2013	$24,346	$25,784	$3,853	$3,156	$1,142	$6,330	$64,611

(dollars in thousands)	Six Months Ended June 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	2,762	—	—	—	5,756
Transfers out of Level 3	(23,389)	—	—	(953)	—	(1,369)	(25,711)
Total gains (losses):
included in net income	—	—	—	1,415	18	2,216	3,649
included in other comprehensive income	179	(4,405)	(7,058)	—	—	—	(11,284)
Purchases, sales, issuances and settlements:
Purchases	—	39,872	16,252	170	—	—	56,294
Sales	—	(2,203)	—	—	—	(1,800)	(4,003)
Issuances	—	—	—	—	110	595	705
Settlements		—	—	(365)	(68)	—	(433)
Balance at June 30, 2014	$6,085	$85,434	$34,047	$4,333	$1,325	$4,747	$135,971

(dollars in thousands)	Six Months Ended June 30, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2012	$11,715	$19,016	$2,643	$3,303	$987	$4,780	$42,444
Transfers into Level 3	8,125	—	1,354	—	—	—	9,479
Transfers out of Level 3	—	(1,652)	—	—	—	—	(1,652)
Total gains (losses):
included in net income	—	—	(144)	(2)	(4)	2,364	2,214
included in other comprehensive income	(202)	2,417	—	—	—	—	2,215
Purchases, sales, issuances and settlements:
Purchases	4,708	6,003	—	294	—	—	11,005
Sales	—	—	—	—	—	(1,734)	(1,734)
Issuances	—	—	—	—	159	920	1,079
Settlements	—	—	—	(439)	—	—	(439)
Balance at June 30, 2013	$24,346	$25,784	$3,853	$3,156	$1,142	$6,330	$64,611
For the three and six months ended June 30, 2014, no available for sale securities and one available for sale security, respectively, were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the three and six months ended June 30, 2013, three available for sale securities and six available for sale securities, respectively, were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation.
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
The Company has investments in venture capital funds that calculate net asset value per share. The Company's investments in venture capital funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. However, due to the length of time to receive audited fiscal year end financial statements from the investee general partner, the June 30, 2014 financial statements reflect the March 31, 2014 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

The following tables summarize the estimated fair values of these investments and remaining unfunded commitments for these investments:

(in thousands)	June 30, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,333	$4,333	$1,832
Total	$4,333	$4,333	$1,832

(in thousands)	December 31, 2013
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,066	$4,066	$1,006
Total	$4,066	$4,066	$1,006
Venture capital fund investments include investments made by Square 1 Financial, Inc. and Square 1 Bank. These investments represent commitments to venture capital funds that invest in or lend money to primarily U.S. and global technology and life sciences companies and invest in U.S. based venture capital funds themselves. It is estimated that the Company will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
At June 30, 2014, the $4.3 million venture capital fund investments valuation consisted of $1.7 million of Bank investments primarily for CRA purposes, $1.8 million from Square 1 Ventures, and $0.9 million of holding company investments.
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
Loans
The fair value of the net loan portfolio has been estimated based on management’s assumptions with respect to present value of expected cash flows, discounted at an interest rate giving consideration to estimated prepayment risk and credit loss factors. There is no material difference between carrying value and fair value of loans as outstanding loans are predominately at variable rates.

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
Financial instruments with off-balance sheet risk
With regard to financial instruments with off-balance sheet risk discussed in Note 16, the fair value of future financing commitments is immaterial.

The following tables present the estimated fair values of our financial instruments that are not carried at fair value:

(in thousands)	June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$231,192	$231,192	$—	$—	$231,192
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	210,236	—	206,560	6,165	212,725
Loans, net of unearned income	1,151,616	—	—	1,163,416	1,163,416
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	10,362	—	—	10,362	10,362
Financial liabilities:
Non-maturity deposits(1)	2,414,259	2,414,259	—	—	2,414,259
Time deposits	30,906	—	30,908	—	30,908
Short-term borrowings	—	—	—	—	—
Long-term debt	—	—	—	—	—
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,078,788	1,078,788
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$105,730	$105,730	$—	$—	$105,730
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	154,255	—	140,254	6,300	146,554
Loans, net of unearned income	1,082,536	—	—	1,088,062	1,088,062
FHLB stock	2,162	—	—	2,162	2,162
Accrued interest receivable	9,023	—	9,023	—	9,023
Financial liabilities:
Non-maturity deposits(1)	2,079,909	2,046,398	—	—	2,046,398
Time deposits	26,818	—	26,851	—	26,851
Short-term borrowings	—	—	—	—	—
Long-term debt	6,207	—	5,753	—	5,753
Off-balance sheet financial assets:
Future financing commitments	—	—	—	977,262	977,262
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

16.	OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
At June 30, 2014 and December 31, 2013, unfunded lines of credit were $1.1 billion and $977.3 million, respectively, and outstanding standby letters of credit amounted to $81.0 million and $89.2 million, respectively.
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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Financial Condition Data:	(Dollars in thousands)		(Dollars in thousands)
Average total assets	$2,644,511	$2,014,214	$2,510,087	$1,924,627
Average cash and cash equivalents	223,988	157,742	171,998	136,755
Average investment securities - available-for-sale	1,054,438	875,190	1,011,040	831,484
Average investment securities - held-to-maturity	194,781	79,314	179,895	73,264
Average loans, net of unearned income	1,119,867	851,298	1,094,482	836,874
Average on-balance sheet deposits	2,359,042	1,811,017	2,255,351	1,713,479
Average total client investment funds	749,976	425,048	690,340	385,843
Average borrowings	2,236	6,205	5,189	18,359
Average repurchase agreements	—	—	3,029	1
Average total shareholders' equity	275,014	184,711	236,804	182,013

Operating Data:
Interest income	$25,075	$18,024	$47,875	$35,055
Interest expense	199	332	492	635
Net interest income	24,876	17,692	47,383	34,420
Provision for loan losses	3,150	3,730	6,114	6,490
Net interest income after provision for loan losses	21,726	13,962	41,269	27,930
Noninterest income	6,372	7,574	13,511	11,610
Noninterest expense	16,600	14,119	32,183	27,146
Income before income tax expense	11,498	7,417	22,597	12,394
Income tax expense	3,447	2,300	6,698	3,920
Preferred stock dividends and discount accretion	1	62	63	125
Net income available to common shareholders	8,050	5,055	15,836	8,349

	At or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance Ratios:
Return on average assets	1.22%	1.01%	1.27%	0.87%
Return on average common equity	11.74	11.28	13.63	9.51
Net interest margin(1)	4.03	3.78	4.07	3.86
Efficiency ratio(2)	51.29	54.99	50.96	57.25
Average equity to average assets	10.40	9.17	9.43	9.46

Capital Ratios (consolidated):
Tier 1 leverage capital	10.42	9.15	10.42	9.15
Tier 1 risk-based capital	15.56	12.86	15.56	12.86
Total risk-based capital	16.81	14.11	16.81	14.11
Total shareholders’ equity to assets	10.35	8.19	10.35	8.19
Tangible common equity to tangible assets(3)	10.33	7.97	10.33	7.97

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.87	2.01	1.87	2.01
Allowance for loan losses as a percent of nonperforming loans	175.54	131.91	175.54	131.91
Net charge-offs to average outstanding loans (annualized)	0.25	1.09	0.54	0.51
Nonperforming loans as a percent of total loans	1.07	1.52	1.07	1.52
Nonperforming assets as a percent of total assets	0.45	0.64	0.45	0.64

(1)	Represents net interest income as a percent of average interest-earning assets.

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

Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP financial measures for us are “efficiency ratio,” “tangible common equity to tangible assets” and “net operating income.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP.

The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

	At or For the
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended
	2014	2013	6/30/2014	6/30/2013
Efficiency Ratio
Noninterest expense (GAAP)	$16,600	$14,119	$32,183	$27,146
Net interest taxable equivalent income	25,863	18,372	49,321	35,659
Noninterest taxable equivalent income (loss)	6,543	7,711	13,840	11,866
Less: gain on sale of securities and impairment	38	407	4	105
Adjusted operating revenue	$32,368	$25,676	$63,157	$47,420
Efficiency ratio	51.29%	54.99%	50.96%	57.25%

Tangible Common Equity/Tangible Assets
Total equity	$283,696	$177,885	$283,696	$177,885
Less: preferred stock	—	4,950	—	4,950
Intangible assets(1)	597	—	597	—
Tangible common equity	$283,099	$172,935	$283,099	$172,935
Total assets	$2,741,524	$2,171,144	$2,741,524	$2,171,144
Less: intangible assets(1)	597	—	597	—
Tangible assets	$2,740,927	$2,171,144	$2,740,927	$2,171,144
Tangible common equity/tangible assets	10.33%	7.97%	10.33%	7.97%

Net Operating Income
GAAP income before taxes	$11,498	$7,417	$22,597	$12,394
Add: gain (loss) on sale of securities and impairment	38	407	4	105
Add: tax equivalent adjustment	1,157	816	2,266	1,495
Non-GAAP net operating income before taxes	$12,617	$7,826	$24,859	$13,784

Net Interest Income
GAAP net interest income	$24,876	$17,692	$47,383	$34,420
Add: tax equivalent adjustment	987	680	1,938	1,239
Non-GAAP net interest income (fully tax equivalent basis)	$25,863	$18,372	$49,321	$35,659
(1) Does not include a loan servicing asset of $1.3 million and $1.1 million at June 30, 2014 and June 30, 2013, respectively.

Executive Overview of Recent Financial Performance
On March 31, 2014, we sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses. We intend to use these proceeds to support our long-term growth by enhancing our capital ratios in light of Basel III, and for general working capital and other corporate purposes.
We continue to experience solid balance sheet and revenue growth, which resulted in increasing net operating income during the three and six months ended June 30, 2014. We had net income available to common shareholders of $8.1 million and diluted earnings per share of $0.27 for the three months ended June 30, 2014, compared to net income available to common shareholders of $5.1 million and diluted earnings per share of $0.21 for the three months ended June 30, 2013. Return on average common equity was 11.74% and return on average assets was 1.22% for the three months ended June 30, 2014. Consolidated net income available to common shareholders for the six months ended June 30, 2014 was $15.8 million, or $0.58 per diluted share, compared to $8.3 million, or $0.35 per diluted share, for the six months ended June 30, 2013. Return on average common equity was 13.63% and return on average assets was 1.27% for the six months ended June 30, 2014.
We experienced strong growth in net interest income compared to the three and six months ended June 30, 2013 as a result of significant growth in both our loans and deposits. Average loan balances for the three months ended June 30, 2014, were $1.1 billion, compared to $851.3 million for the three months ended June 30, 2013. Average loan balances for the six months ended June 30, 2014, were $1.1 billion, compared to $836.9 million for the six months ended June 30, 2013. This loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Period-end loans increased $69.1 million from December 31, 2013. Overall credit quality remains strong. At June 30, 2014, our ratio of nonperforming loans to total loans was 1.07%, improving from 1.34% at December 31, 2013. Higher yields on our investment portfolio also drove the increase in net interest income. We also continue to experience favorable funding of our interest earning assets with 64.4% and 64.5%, respectively, of our average deposits for the three and six months ended June 30, 2014 coming from noninterest-bearing deposits, compared to 59.9% and 62.5%, respectively, for the three and six months ended June 30, 2013. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased $873.0 million, or 39.0%, and $846.4 million, or 40.3%, respectively, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Net interest margin increased to 4.03% and 4.07%, respectively, for the three and six months ended June 30, 2014 compared to 3.78% and 3.86%, respectively, for the same periods in the prior year.
Noninterest income decreased $1.2 million, or 15.9%, compared to the three months ended June 30, 2013, primarily due to a $2.6 million decrease in warrant income and $0.4 million lower gains on the sale of SBA loans due to our strategic decision to hold more SBA loans in our loan portfolio. These decreases were partially offset by a $0.5 million increase in client service fees, $1.4 million higher unrealized gains from our venture capital fund investments, and a gain of $0.5 million recorded on the transfer of the contract for the management of Square 1 Venture 1, L.P. to a third party. Noninterest income increased $1.9 million, or 16.4%, compared to the six months ended June 30, 2013, primarily due to $1.5 million higher unrealized gains from our venture capital fund investments and a $1.4 million increase in core banking income, partially offset by a $0.7 million decrease in gains on the sale of SBA loans.
Noninterest expense increased $2.5 million, or 17.6%, compared to the three months ended June 30, 2013 and increased $5.0 million, or 18.6%, compared to the six months ended June 30, 2013. As we continue to grow our business and add employees to support our growth, we will continue to incur additional personnel and benefits expenses related to such growth. In addition, our occupancy expenses are increasing in 2014 due to our assumption of the leases for the Sand Hill Finance LLC offices, the addition of new loan production offices in San Francisco which opened in the second quarter, and Chicago which is expected to open later in 2014, and an increase in our lease expenses for one of our existing loan production offices. Square 1 Bank is also updating its online banking system and has updated its platform for lending and credit operations. These updates have and will continue to result in increased expenses in 2014.
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
On April 2, 2014, all 5,000 shares of Series A 5% Fixed Rate Cumulative Convertible Preferred Stock were converted by the holder into 500,070 shares of common stock. During the three and six months ended June 30, 2014, investors converted $3.7 million and $7.4 million, respectively, of outstanding convertible trust preferred securities into 366,500 common shares and 741,500 common shares, respectively. At June 30, 2014, no convertible trust preferred securities remained outstanding.
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
RESULTS OF OPERATIONS
Performance Summary
Three Months Ended June 30, 2014 and 2013. For the three months ended June 30, 2014, we reported net income available to common shareholders of $8.1 million, an increase of $3.0 million, or 59.2%, compared to net income available to common shareholders of $5.1 million for the three months ended June 30, 2013. The increase resulted from a $7.2 million, or 40.6%, increase in net interest income, partially offset by a $1.2 million, or 15.9%, decrease in noninterest income and a $2.5 million, or 17.6%, increase in noninterest expense.
The increase in net interest income compared to the three months ended June 30, 2013 was primarily the result of our continued success in growing our loan portfolio and low cost deposits, along with higher yields on our investment portfolio, partially offset by lower yields on our loan portfolio. The decrease in noninterest income was primarily due to a $2.6 million decrease in warrant income and $0.4 million lower gains on the sale of SBA loans due to our strategic decision to hold more SBA loans in our loan portfolio. These decreases were partially offset by a $0.5 million increase in client service fees, $1.4 million higher unrealized gains from our venture capital fund investments, and a gain of $0.5 million recorded on the transfer of the contract for the management of Square 1 Venture 1, L.P. to a third party. The increase in noninterest expense compared to the three months ended June 30, 2013 was primarily due to $1.7 million higher personnel expenses in the three months ended June 30, 2014 driven by an increase of 26 full-time equivalent employees and higher incentive compensation expense. Increases in the provision for unfunded credit commitments and data processing fees also contributed to higher total noninterest expense.
Six Months Ended June 30, 2014 and 2013. For the six months ended June 30, 2014, we reported net income available to common shareholders of $15.8 million, an increase of $7.5 million, or 89.7%, compared to net income available to common shareholders of $8.3 million for the six months ended June 30, 2013. The increase resulted from a $13.0 million, or 37.7%, increase in net interest income and a $1.9 million, or 16.4%, increase in noninterest income, partially offset by a $5.0 million, or 18.6%, increase in noninterest expense.
The increase in net interest income compared to the six months ended June 30, 2013 was primarily the result of the same factors as in the three months ended June 30, 2014. The increase in noninterest income was primarily due to $1.5 million higher unrealized gains from our venture capital fund investments and a $1.4 million increase in core banking income, partially offset by a $0.7 million decrease in gains on the sale of SBA loans due to our strategic decision to hold more SBA loans in our loan portfolio. The increase in noninterest expense was largely due to $3.9 million higher personnel expenses driven by the increase in full-time equivalent employees and higher incentive compensation expense, as well as the increases in the provision for unfunded credit commitments and data processing fees.
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

Net Interest Income (Fully Tax Equivalent Basis)
Three Months Ended June 30, 2014 and 2013. For the three months ended June 30, 2014, net interest income increased $7.5 million, or 40.8%, to $25.9 million compared to the three months ended June 30, 2013. This increase was primarily driven by a $7.4 million, or 39.3%, increase in interest income. Our interest income increase primarily resulted from:

•
a $3.9 million, or 27.8%, increase to $17.7 million in interest income on loans resulting from a 31.5% higher average balance, partially offset by an 18 basis point decline in the yield earned. The 18 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $2.6 million or 92.4%, increase to $5.4 million in interest income on taxable securities due to a 31.2% higher average balance and a 67 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $0.9 million, or 45.4%, increase to $2.8 million in interest income on nontaxable securities caused by a 29.6% higher average balance and a 53 basis point increase in the yield earned on municipal bonds. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.2 million represented a 40.1% decrease from the three months ended June 30, 2013 and was primarily driven by lower yields paid on demand deposit and money market accounts.
Six Months Ended June 30, 2014 and 2013. For the six months ended June 30, 2014, net interest income increased $13.7 million, or 38.3%, to $49.3 million compared to the six months ended June 30, 2013. This increase was primarily driven by a $13.5 million, or 37.2%, increase in interest income. Our interest income increase primarily resulted from:

•
a $7.5 million, or 28.2%, increase to $34.1 million in interest income on loans resulting from a 30.8% higher average balance, partially offset by a 13 basis point decrease in the yield earned. The 13 basis point decrease in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $4.0 million or 66.5%, increase to $9.9 million in interest income on taxable securities due to a 29.6% higher average balance and a 46 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $2.0 million, or 56.5%, increase to $5.5 million in interest income on nontaxable securities caused by a 40.6% higher average balance and a 49 basis point increase in the yield earned. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.5 million represented a 22.6% decrease from the six months ended June 30, 2013. This decrease was largely due to the 32.4% decrease in the average balance on junior subordinated debt. The 91.8% decrease in the average balance on FHLB advances and lower yields paid on deposits also contributed to the decrease in interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Lower yields paid on deposits resulted in a slight decrease in interest expense despite a $157.5 million, or 24.5%, increase in the average balance on interest-bearing deposits.
Net Interest Margin (Fully Tax Equivalent Basis)
Three and Six Months Ended June 30, 2014 and 2013. Our net interest margin increased to 4.03% from 3.78% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and increased to 4.07% from 3.86% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The primary reasons for these increases were:

•	lower premium amortization on agency mortgage backed securities as loan prepayments slowed;

•	continued purchasing of higher yielding municipal securities; and

•	lower cost of funds as interest paid on interest bearing deposits declined and trust preferred securities were converted to common shares.
These increases were partially offset by:

•	a decline in loan yields in the current low rate environment that continues in 2014.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal Reserve deposits, federal funds sold and other short-term investments	$206,033	$137	0.27%	$140,073	$102	0.29%
Loans, net of unearned income	1,119,867	17,720	6.35	851,298	13,864	6.53
Nontaxable securities	233,137	2,823	4.86	179,851	1,941	4.33
Taxable securities	1,016,082	5,382	2.12	774,653	2,797	1.45
Total interest-earning assets	2,575,119	26,062	4.06	1,945,875	18,704	3.86
Less: Allowance for loan losses	(20,086)			(16,593)
Noninterest-earning assets	89,478			84,932
Total assets	$2,644,511			$2,014,214
Interest-bearing liabilities:
Demand deposits	$117,542	21	0.07	$58,365	21	0.15
Money market	692,727	106	0.06	641,129	136	0.08
Time deposits	30,133	16	0.22	27,365	17	0.25
Total interest-bearing deposits	840,402	143	0.07	726,859	174	0.10
FHLB advances	—	—	—	—	—	—
Repurchase agreements	—	—	—	—	—	—
Junior subordinated debt	2,236	56	10.09	6,205	158	10.21
Total interest-bearing liabilities	842,638	199	0.09	733,064	332	0.18
Noninterest-bearing deposits	1,518,640			1,084,158
Other noninterest-bearing liabilities	8,219			12,281
Total liabilities	2,369,497			1,829,503
Total shareholders’ equity	275,014			184,711
Total liabilities and shareholders’ equity	$2,644,511			$2,014,214
Net interest income		$25,863			$18,372
Interest rate spread			3.97%			3.68%
Net interest margin			4.03%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			305.60%			265.44%

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal Reserve deposits, federal funds sold and other short-term investments	$157,133	$201	0.26%	$116,667	$155	0.27%
Loans, net of unearned income	1,094,482	34,123	6.29%	836,874	26,626	6.42%
Nontaxable securities	230,629	5,546	4.85%	164,043	3,543	4.36%
Taxable securities	960,306	9,943	2.09%	740,705	5,971	1.63%
Total interest-earning assets	2,442,550	49,813	4.11%	1,858,289	36,295	3.94%
Less: Allowance for loan losses	(19,780)			(15,723)
Noninterest-earning assets	87,317			82,061
Total assets	$2,510,087			$1,924,627
Interest-bearing liabilities:
Demand deposits	$117,097	44	0.08%	$37,460	27	0.15%
Money market	654,990	199	0.06%	570,260	238	0.08%
Time deposits	28,138	30	0.22%	35,035	29	0.17%
Total interest-bearing deposits	800,225	273	0.07%	642,755	294	0.09%
FHLB advances	995	2	0.41%	12,154	25	0.41%
Repurchase agreements	3,029	1	0.10%	1	—	0.45%
Junior subordinated debt	4,194	216	10.36%	6,205	317	10.30%
Total interest-bearing liabilities	808,443	492	0.12%	661,115	636	0.19%
Noninterest-bearing deposits	1,455,126			1,070,724
Other noninterest-bearing liabilities	9,714			13,106
Total liabilities	2,273,283			1,744,945
Total shareholders’ equity	236,804			182,013
Total liabilities and shareholders’ equity	$2,510,087			$1,926,958
Net interest income		$49,321			$35,659
Interest rate spread			3.99%			3.75%
Net interest margin			4.07%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities			302.13%			281.08%

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

	Three Months Ended June 30, 2014
	Compared to
	Three Months Ended June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Federal Reserve deposits, federal funds sold and other short-term investments	$(13)	$48	$35
Loans, net of unearned income	(518)	4,374	3,856
Nontaxable securities(1)	456	426	882
Taxable securities	1,212	1,373	2,585
Total interest-earning assets	1,137	6,221	7,358
Interest expense:
Demand deposits	(22)	22	—
Money market	(41)	11	(30)
Time deposits	(3)	2	(1)
Borrowings	(1)	(101)	(102)
Total interest-bearing liabilities	(67)	(66)	(133)
Change in net interest income	$1,204	$6,287	$7,491

(1)	Tax equivalent income.

	Six Months Ended June 30, 2014
	Compared to
	Six Months Ended June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Federal Reserve deposits, federal funds sold and other short-term investments	$7	$39	$46
Loans, net of unearned income	(699)	8,196	7,497
Nontaxable securities(1)	948	1,055	2,003
Taxable securities	1,567	2,405	3,972
Total interest-earning assets	1,823	11,695	13,518
Interest expense:
Demand deposits	(42)	59	17
Money market	(74)	35	(39)
Time deposits	7	(6)	1
Borrowings	115	(238)	(123)
Total interest-bearing liabilities	6	(150)	(144)
Change in net interest income	$1,817	$11,845	$13,662

(1)	Tax equivalent income.

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
Three and Six Months Ended June 30, 2014 and 2013. For the three months ended June 30, 2014, the provision for loan losses was $3.2 million, a decrease of $0.6 million, or 15.5%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for loan losses was $6.1 million, a decrease of $0.4 million, or 5.8%, compared to the six months ended June 30, 2013. The lower provision for the three and six months ended June 30, 2014 reflected an overall improvement in credit quality, partially offset by the growth in our loan portfolio. At June 30, 2014, nonperforming loans totaled $12.3 million, or 1.07%, of total loans compared to $14.5 million, or 1.34%, of total loans, at December 31, 2013, and $13.8 million, or 1.52%, at June 30, 2013. Net loan charge-offs were $0.7 million, or 0.25%, of average loans (annualized) for the three months ended June 30, 2014, compared to net loan charge-offs of $2.3 million, or 1.09%, of average loans (annualized) for the three months ended June 30, 2013. The allowance for loan losses to nonperforming loans at June 30, 2014 was 175.54%, compared to 131.91% at June 30, 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for a discussion of credit risk and credit quality.
Noninterest Income
Three and Six Months Ended June 30, 2014 and 2013. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$1,891	$1,604	$287	17.9%
Foreign exchange fees	1,363	1,139	224	19.7
Letter of credit fees	297	310	(13)	(4.2)
Loan documentation fees	96	99	(3)	(3.0)
Client investment fees (1)	65	57	8	14.0
Total core banking income	3,712	3,209	503	15.7
Net gain on sale of securities	38	407	(369)	90.7
Warrant income	21	2,591	(2,570)	(99.2)
Gain on sale of loans	249	619	(370)	(59.8)
Bank owned life insurance	317	254	63	24.8
Other (1)	2,035	494	1,541	311.9
Total noninterest income	$6,372	$7,574	$(1,202)	(15.9)%
(1) Included in other noninterest income in the consolidated statements of operations.

	Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$3,595	$3,134	$461	14.7%
Foreign exchange fees	3,004	2,366	638	27.0
Letter of credit fees	812	514	298	58.0
Loan documentation fees	233	179	54	30.2
Client investment fees (1)	106	123	(17)	(13.8)
Total core banking income	7,750	6,316	1,434	22.7
Net gain on sale of securities	4	105	(101)	(96.2)
Warrant income (loss)	2,216	2,364	(148)	(6.3)
Gain on sale of loans	502	1,221	(719)	(58.9)
Bank owned life insurance	607	473	134	28.3
Other (1)	2,432	1,131	1,301	115.0
Total noninterest income	$13,511	$11,610	$1,901	16.4%
(1) Included in other noninterest income in the consolidated statements of operations.
Core banking income represents recurring income from traditional banking services provided to our customers. The $0.5 million, or 15.7%, and $1.4 million, or 22.7%, increase in core banking income for the three and six months ended June 30, 2014, respectively, was primarily due to an increased customer base combined with increased utilization of our core banking services by our customers. Service charges and fees represent fees earned on our deposit accounts and credit card fee income. Foreign exchange fees are primarily transaction based fees earned from our customers for performing foreign currency-based transactions on their behalf. The increase in foreign exchange fees reflects the expanding geographic footprint of our clients, and our ability to cross-sell our banking services. Letters of credit fees represent fees charged to issue and process letters of credit for customers. The increase in letters of credit fees for the six months ended June 30, 2014 was driven by an increase in the volume of letters of credit. These increases in fees for the three and six months ended June 30, 2014 are consistent with new customer growth and increased utilization of our core banking services by our existing customers.
For the three and six months ended June 30, 2014, the decrease in gain on sale of loans was due to our strategic decision to hold more SBA loans in our loan portfolio. The increase in our other noninterest income for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was primarily driven by higher unrealized gains from our venture capital fund investments of $1.4 million and $1.5 million, respectively, and the $0.5 million gain recorded in the second quarter on the transfer of the contract for the management of Square 1 Venture 1, L.P. to a third party.
Warrant income includes income realized upon the exercise of a warrant and the sale of the underlying equity security, as well as unrealized gains and losses from the quarterly mark-to-market of our warrant portfolio. The timing and volume of successful liquidity events, including IPOs, for the clients in which we had taken warrant positions, and changes in the fair value of our equity warrant assets drive variances in warrant income. The variances in warrant income demonstrate the volatility of this income which is created, in part, by the erratic nature of public equity markets and their receptivity to IPOs.
We experienced $21 thousand in warrant income for the three months ended June 30, 2014, compared to $2.6 million in warrant income for the three months ended June 30, 2013, and experienced $2.2 million in warrant income for the six months ended June 30, 2014, compared to $2.4 million in warrant income for the six months ended June 30, 2013. We experienced $2.0 million in unrealized losses for the three months ended June 30, 2014 compared to unrealized gains of $1.3 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we experienced $0.6 million in unrealized losses compared to unrealized gains $0.9 million for the six months ended June 30, 2013. Realized gains increased $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2014 compared to the same respective periods in the prior year.

The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 14 to the interim consolidated financial statements):

	Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net realized gains on equity warrants	$2,061	$1,287	$774	60.1%
Change in fair value	(2,040)	1,304	(3,344)	256.4
Warrant income (loss)	$21	$2,591	$(2,570)	99.2%

	Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net realized gains on equity warrants	$2,840	$1,432	$1,408	98.3%
Change in fair value	(624)	932	(1,556)	(167.0)
Warrant income (loss)	2,216	2,364	(148)	(6.3)%
During the three months ended June 30, 2014, we realized gains on monetized warrants held in one of our publicly-traded portfolio company clients as the respective lock-up periods for those securities expired and we exited $0.8 million in warrants in one publicly traded company. We also exercised warrants with a total value of $1.4 million and received equity securities in four publicly traded companies. During that same period, we realized gains on 15 monetized warrants that were not related to IPOs. During the three months ended June 30, 2013, we had no realized gains on monetized warrants held in portfolio company clients that had IPOs during the period and realized gains on nine monetized warrants that were not related to IPOs.
During the six months ended June 30, 2014, we realized gains on monetized warrants held in three of our portfolio company clients that had IPOs as the respective lock-up periods for those securities expired. We also exercised warrants and received equity securities in four publicly traded companies. During that same period, we realized gains on 26 monetized warrants that were not related to IPOs. During the six months ended June 30, 2013, we had no realized gains on monetized warrants held in portfolio company clients that had IPOs during the period and realized gains on 14 monetized warrants that were not related to IPOs.
Noninterest Expense
Three and Six Months Ended June 30, 2014 and 2013. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	$10,725	$9,021	$1,704	18.9%
Occupancy	773	730	43	5.9
Data processing	918	644	274	42.5
Furniture and equipment	660	618	42	6.8
Advertising and promotions	342	362	(20)	(5.5)
Professional fees	786	750	36	4.8
Telecommunications	285	290	(5)	(1.7)
Travel	292	352	(60)	(17.0)
FDIC assessment	347	287	60	20.9
Other	1,472	1,065	407	38.2
Total noninterest expense	$16,600	$14,119	$2,481	17.6%

	Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	21,359	$17,489	$3,870	22.1%
Occupancy	1,513	1,391	122	8.8
Data processing	1,740	1,332	408	30.6
Furniture and equipment	1,362	1,260	102	8.1
Advertising and promotions	617	624	(7)	(1.1)
Professional fees	1,387	1,404	(17)	(1.2)
Telecommunications	545	583	(38)	(6.5)
Travel	458	551	(93)	(16.9)
FDIC assessment	752	600	152	25.3
Other	2,450	1,912	538	28.1
Total noninterest expense	$32,183	$27,146	$5,037	18.6%
Personnel represented 64.6% of our total noninterest expense and increased $1.7 million, or 18.9%, for the three months ended June 30, 2014, and 66.4% of our total noninterest expense and increased $3.9 million, or 22.1%, for the six months ended June 30, 2014. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 245 at June 30, 2014, from 219 at June 30, 2013, to drive and support our balance sheet and income growth. Over the past year we have added venture bankers and client managers in key markets, including Menlo Park, San Francisco, San Diego, Los Angeles, Orange County and Campbell, CA, and Boston, Chicago and New York. Additionally, our acquisition of Sand Hill Finance on December 31, 2013 yielded seven additional employees. Data processing fees have also increased to support our overall growth in connection with upgrades in our online banking system and platform for lending and credit operations. Higher other noninterest expense was primarily driven by an increase in the provision for unfunded credit commitments.
Income Tax Provision
Three and Six Months Ended June 30, 2014 and 2013. Income tax expense increased $1.1 million, or 49.9%, for the three months ended June 30, 2014 as compared to the same period in the prior year, primarily due to a $4.1 million, or 55.0%, increase in pre-tax income. Income tax expense increased $2.8 million, or 70.9%, for the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to a $10.2 million, or 82.3%, increase in pre-tax income. Our effective tax rate declined to 30.0% for the three months ended June 30, 2014 from 31.0% for the three months ended June 30, 2013, and to 29.6% for the six months ended June 30, 2014 from 31.6% for the six months ended June 30, 2013, as a result of an increase in our tax preferred income from our municipal securities portfolio and bank owned life insurance.
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $415.1 million, or 17.8%, to $2.7 billion at June 30, 2014, from $2.3 billion at December 31, 2013, primarily due to deposit growth of $338.4 million and proceeds of our initial public offering of $51.1 million, which resulted in $125.5 million in additional period end cash and cash equivalents, a $225.4 million increase in our investment securities portfolio, and a $69.1 million increase in our loan portfolio.

Our deposit and loan portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$158,176	13.67%	$107,914	10.00%	$863,567	35.32%
Expansion	658,873	56.94	342,966	31.79	818,408	33.47
Late	140,019	12.10	155,608	14.43	278,542	11.39
Total portfolio company	957,068	82.71	606,488	56.22	1,960,517	80.18
Venture capital/private equity	121,601	10.51	447,041	41.44	484,281	19.80
SBA and USDA	63,455	5.48	3,020	0.28	367	0.02
Credit cards	14,999	1.30	22,239	2.06	—	—
Total	1,157,123	100.00%	$1,078,788	100.00%	$2,445,165	100.00%
Less unearned income	(5,507)
Total loans, net of unearned income	$1,151,616

	December 31, 2013
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$146,096	13.44%	$81,611	8.35%	$730,511	34.67%
Expansion	590,511	54.32	299,898	30.69	746,032	35.41
Late	143,925	13.24	163,231	16.70	223,989	10.63
Total portfolio company	880,532	81.00	544,740	55.74	1,700,532	80.71
Venture capital/private equity	143,468	13.20	415,830	42.55	405,870	19.27
SBA and USDA	51,510	4.74	2,388	0.25	325	0.02
Credit cards	11,575	1.06	14,304	1.46	—	—
Total	1,087,085	100.00%	$977,262	100.00%	$2,106,727	100.00%
Less unearned income	(4,549)
Total loans, net of unearned income	$1,082,536

Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$578,383	49.98%	$543,788	50.02%
Life sciences	232,042	20.05	224,069	20.61
Asset-based loans	144,133	12.45	111,251	10.24
Venture capital/private equity	121,601	10.51	143,468	13.20
SBA and USDA	35,357	3.06	23,719	2.18
Other	2,510	0.22	1,424	0.13
Total commercial loans	1,114,026	96.27	1,047,719	96.38
Real estate loans:
SBA and USDA	26,997	2.33	27,504	2.53
Total real estate loans	26,997	2.33	27,504	2.53
Construction:
SBA and USDA	1,101	0.10	287	0.03
Total construction loans	1,101	0.10	287	0.03
Credit cards	14,999	1.30	11,575	1.06
Total loans	1,157,123	100.00%	1,087,085	100.00%
Less unearned income(1)	(5,507)		(4,549)
Total loans, net of unearned income	$1,151,616		$1,082,536

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 6.3% increase in commercial loans from December 31, 2013 to June 30, 2014 was primarily driven by an increase in total loans to venture-backed companies, partially offset by a decrease in the venture firm client industry segment, which was reflective of the seasonal nature of venture firm clients' borrowings. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from year-to-year based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons. Growth in SBA and USDA loans also contributed to the overall growth in commercial loans from December 31, 2013 to June 30, 2014.
Total loans to venture-backed companies were up $75.5 million, or 8.6%, while loans to venture firms decreased $21.9 million, or 15.2%, at June 30, 2014 compared to December 31, 2013. Our asset-based loans to venture-backed companies increased $32.9 million, or 29.6%, from December 31, 2013 to June 30, 2014. This increase in our asset-based loans was primarily due to our strategic focus on expanding this product line to better serve the needs of our expansion and late stage clients.
We began offering SBA and USDA loans in 2011. At June 30, 2014, SBA and USDA loans represented 5.5% of our loan portfolio compared to 4.7% at December 31, 2013. Total SBA and USDA loans increased $11.9 million, or 23.2%, from December 31, 2013 to June 30, 2014. We expect to continue to grow our SBA and USDA loan portfolio as we originate new loans and sell a portion of the guaranteed balances.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.

The breakdown of total loans by industry sector at June 30, 2014 and December 31, 2013, is as follows:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$163,870	14.23%	$178,408	16.47%
Healthcare services	78,056	6.78	75,311	6.96
Other industries	88,563	7.69	131,332	12.13
Consumer products and services	98,313	8.54	55,985	5.17
Media and telecom	78,823	6.84	70,470	6.51
Hardware	94,446	8.20	76,203	7.04
IT services	67,893	5.90	68,203	6.30
Financial services	38,934	3.38	55,215	5.10
Medical devices and equipment	62,483	5.42	57,725	5.33
Biotech	77,481	6.73	55,180	5.10
Business products and services	109,379	9.50	56,635	5.23
Total venture portfolio industry	958,241	83.21	880,667	81.34
VCS	121,601	10.56	143,468	13.25
SBA and USDA	63,455	5.51	51,510	4.76
Credit cards	14,999	1.30	11,575	1.08
Other (overdrafts and in-process)	(1,173)	(0.10)	(135)	(0.01)
Total loans	1,157,123	100.48	1,087,085	100.42
Less unearned income	(5,507)	(0.48)	(4,549)	(0.42)
Loans, net of unearned income	$1,151,616	100.00%	$1,082,536	100.00%

The following table provides a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$578,383	256	$366,195	227	$170,622	26	$41,566	3
Life sciences	232,042	72	107,085	57	77,357	12	47,600	3
Asset-based loans	144,133	66	29,341	55	51,464	7	63,328	4
Venture capital/private equity	121,601	67	68,175	60	32,919	5	20,507	2
SBA and USDA	35,357	51	35,357	51	—	—	—	—
Other	2,510	13	2,510	13	—	—	—	—
Total commercial loans	1,114,026	525	608,663	463	332,362	50	173,001	12
Real estate loans:
SBA and USDA	26,997	51	21,124	50	5,873	1	—	—
Total real estate loans	26,997	51	21,124	50	5,873	1	—	—
Construction loans:
SBA and USDA	1,101	2	1,101	2	—	—	—	—
Total construction loans	1,101	2	1,101	2	—	—	—	—
Credit cards	14,999	465	14,999	465	—	—	—	—
Total loans	1,157,123	1,043	$645,887	980	$338,235	51	$173,001	12
Less unearned income	(5,507)
Loans, net of unearned income	$1,151,616

	December 31, 2013
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$543,788	248	$341,433	220	$185,189	27	$17,166	1
Life sciences	224,069	70	98,910	56	67,259	10	57,900	4
Asset-based loans	111,251	58	43,494	53	9,217	1	58,540	4
Venture firm	143,468	70	60,168	61	40,496	6	42,804	3
SBA and USDA	23,719	40	23,719	40	—	—	—	—
Other	1,424	18	1,424	18	—	—	—	—
Total commercial loans	1,047,719	504	569,148	448	302,161	44	176,410	12
Real estate loans:
SBA and USDA	27,504	44	21,669	43	5,835	1	—	—
Total real estate loans	27,504	44	21,669	43	5,835	1	—	—
Construction loans:
SBA and USDA	287	1	287	1	—	—	—	—
Total construction loans	287	1	287	1	—	—	—	—
Credit cards	11,575	578	11,575	578	—	—	—	—
Total loans	1,087,085	1,127	$602,679	1,070	$307,996	45	$176,410	12
Less unearned income	(4,549)
Loans, net of unearned income	$1,082,536
Loan Maturity
At June 30, 2014, 91.8%, or $1.1 billion, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 92.7%, or $1.0 billion, at December 31, 2013. At June 30, 2014 just over 50.5% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 12.7% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at June 30, 2014 and December 31, 2013, for fixed and variable rate loans:

	June 30, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$9,635	$7,310	$—	$16,945
Life sciences	6,000	45,359	—	51,359
Asset-based loans	19,426	4,865	—	24,291
Venture capital/private equity	—	395	—	395
SBA and USDA	—	—	175	175
Other	—	—	595	595
Total commercial loans	35,061	57,929	770	93,760
Real estate loans:
SBA and USDA	—	—	697	697
Total real estate loans	—	—	697	697
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$35,061	$57,929	$1,467	$94,457
Variable-rate loans:
Commercial loans:
Technology	$262,430	$299,008	$—	$561,438
Life sciences	38,957	138,540	3,186	180,683
Asset-based loans	65,139	54,703	—	119,842
Venture capital/private equity	103,969	15,150	2,087	121,206
SBA and USDA	—	—	35,182	35,182
Other	1,915	—	—	1,915
Total commercial loans	472,410	507,401	40,455	1,020,266
Real estate loans:
SBA and USDA	—	—	26,300	26,300
Total real estate loans	—	—	26,300	26,300
Construction loans:
SBA and USDA	—	—	1,101	1,101
Total construction loans	—	—	1,101	1,101
Credit cards	14,999	—	—	14,999
Total variable rate loans	$487,409	$507,401	$67,856	1,062,666
Less unearned income				(5,507)
Total loans, net of unearned income				$1,151,616

	December 31, 2013
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$1,948	$4,414	$—	$6,362
Life sciences	6,273	26,343	—	32,616
Asset-based loans	19,217	18,646	—	37,863
Venture capital/private equity	—	452	—	452
SBA and USDA	—	—	—	—
Other	—	—	528	528
Total commercial loans	27,438	49,855	528	77,821
Real estate loans:
SBA and USDA	—	—	1,900	1,900
Total real estate loans	—	—	1,900	1,900
Construction	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$27,438	$49,855	$2,428	$79,721
Variable-rate loans:
Commercial loans:
Technology	$219,877	$317,549	$—	$537,426
Life sciences	39,117	152,336	—	191,453
Asset-based loans	50,930	22,458	—	73,388
Venture capital/private equity	121,760	19,547	1,709	143,016
SBA and USDA	—	—	23,719	23,719
Other	896	—	—	896
Total commercial loans	432,580	511,890	25,428	969,898
Real estate loans:
SBA and USDA	—	—	25,604	25,604
Total real estate loans	—	—	25,604	25,604
Construction loans:
SBA and USDA	—	—	287	287
Total construction loans	—	—	287	287
Credit cards	11,575	—	—	11,575
Total variable rate loans	$444,155	$511,890	$51,319	1,007,364
Less unearned income				(4,549)
Total loans, net of unearned income				$1,082,536
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.
Investment Securities
Investment securities totaled $1.3 billion at June 30, 2014, an increase of $225.4 million, or 20.9%, compared to $1.1 billion at December 31, 2013. See Note 3 to the unaudited interim consolidated financial statements.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
Our available-for-sale securities portfolio totaled $1.1 billion at June 30, 2014, an increase of $169.5 million, or 18.3%, compared to $924.2 million at December 31, 2013. The increase was primarily due to purchases of new investment securities, consisting mostly of agency and non-agency mortgage backed securities and other asset backed securities.
Our held to maturity securities portfolio is mainly comprised of municipal bonds, which we began purchasing for this portfolio in 2011. Prior to that, our held to maturity securities portfolio was primarily comprised of agency mortgage-backed securities. Our held to maturity securities portfolio had an amortized cost of $210.2 million at June 30, 2014, an increase of $55.9 million, or 36.3%, compared to $154.3 million at December 31, 2013. The increase in this portfolio was primarily due to our purchase of new municipal bond securities and agency mortgage backed securities that we intend to hold until they are either called or reach maturity.
At June 30, 2014, the duration of our available-for-sale securities portfolio was approximately 2.2 years and the overall investment securities portfolio duration was 2.9 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 33.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

		June 30, 2014
		Less than One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
U.S. Treasuries	$9,876	$—	—%	$9,876	1.23%	$—	—%	$—	—%
Agency direct obligations	34,641	3,890	2.75	30,751	0.76	—	—	—	—
SBA pools	131,650	—	—	—	—	69,209	1.67	62,441	1.67
Agency mortgage-backed securities	532,170	—	—	—	—	34,114	1.47	498,056	2.42
Corporates	153,743	—	—	55,659	1.44	12,948	1.32	85,136	3.35
Municipal bonds	96,783	—	—	—	—	5,952	3.82	90,831	4.33
Non-agency mortgage-backed securities	85,967	—	—	—	—	3,037	2.17	82,930	2.95
Other asset-backed securities	34,777	—	—	25,140	2.41	4,114	2.90	5,523	1.36
Equity securities	2,439	—	—	—	—	—	—	2,439	3.69
Total available for sale securities	$1,082,046	$3,890	2.75%	$121,426	1.45%	$129,374	1.73%	$827,356	2.72%
Held-to-maturity securities:
Contractual maturity
Agency mortgage-backed securities	$55,774	$—	—%	$—	—%	$—	—%	$55,774	3.46%
Municipal bonds	139,212	—	—	—	—	6,746	2.38	132,466	5.35
Corporates	15,250	—	—	1,119	4.75	—	—	14,131	3.72
Total held-to-maturity	$210,236	$—	—%	$1,119	4.75%	$6,746	2.38%	$202,371	4.72%
Total securities	$1,292,282	$3,890	2.75%	$122,545	1.48%	$136,120	1.76%	$1,029,727	3.11%

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
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice generally is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $4.7 million and $5.1 million held in 447 and 451 companies at June 30, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At June 30, 2014, the $4.7 million valuation on warrants held included $0.8 million held in equity securities of five publicly traded companies, which we intend to monetize upon removal of all sale restriction for those securities, compared to $1.0 million held in equity securities of three publicly traded companies at December 31, 2013.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. At June 30, 2014, we had $5.4 million in gross notional customer outstanding forward contracts and an offsetting $5.3 million in gross national correspondent bank outstanding forward contracts. At December 31, 2013, we had $3.9 million in gross notional customer outstanding forward contracts and an offsetting $3.8 million in gross national correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$1,564,856	64.00%	$1,380,024	65.51%
Interest-bearing deposits:
Demand deposits	107,300	4.39	103,638	4.92
Money market	742,103	30.35	596,247	28.30
Time deposits	30,906	1.26	26,818	1.27
Total period end deposits	$2,445,165	100.00%	$2,106,727	100.00%

The following tables set forth the composition of our average deposits for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,518,640	64.38%	$1,084,158	59.87%
Interest-bearing deposits:
Demand deposits	117,542	4.98	58,365	3.22
Money market	692,727	29.36	641,129	35.40
Time deposits	30,133	1.28	27,365	1.51
Total average deposits	$2,359,042	100.00%	$1,811,017	100.00%

	Six Months Ended June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,455,126	64.52%	$1,070,724	62.49%
Interest-bearing deposits:
Demand deposits	117,097	5.19	37,460	2.19
Money market	654,990	29.04	570,260	33.28
Time deposits	28,138	1.25	35,035	2.04
Total average deposits	$2,255,351	100.00%	$1,713,479	100.00%
Our deposits increased to $2.4 billion at June 30, 2014, from $2.1 billion at December 31, 2013, an increase of $338.4 million, or 16.1%. This increase was primarily due to growth of our client base and a continued strong funding environment for venture-backed firms. Our noninterest-bearing deposits increased $184.8 million, or 13.4%, and our interest-bearing deposits increased $153.6 million, or 21.1%, during the period.
At June 30, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $30.6 million. At June 30, 2014, all time deposit accounts in amounts equal to or greater than $100,000 were scheduled to mature within one year.
Client Investment Funds
We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. For example, we offer our clients alternative cash investment vehicles such as sweep accounts and investments in the CDARS, the latter of which allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. At June 30, 2014 and December 31, 2013, Square 1 Asset Management had $245.6 million and $108.1 million, respectively, of assets under management. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management.

The following table sets forth the composition of our client investment funds at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$245,646	$108,105	127.2
Sweep money market funds	277,848	271,823	2.2
CDARS	256,485	177,955	44.1
Total period-end client investment funds	$779,979	$557,883	39.8
N/M = Not meaningful
The following tables set forth the composition of average client investment funds for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$210,551	$—	N/M
Sweep money market funds	301,154	229,236	31.4
CDARS	238,271	195,812	21.7
Total average client investment funds	$749,976	$425,048	76.4

	Six Months Ended June 30,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$177,015	$—	N/M
Sweep money market funds	305,979	212,044	44.3
CDARS	207,346	173,799	19.3
Total average client investment funds	$690,340	$385,843	78.9
N/M = Not meaningful
Repurchase Agreements and Borrowings
As a result of strong deposit growth and proceeds from the initial public offering of our common stock, we decreased borrowings by $18.9 million at June 30, 2014. Repurchase agreements decreased $12.7 million as the result of customer repurchase agreements moving to Square 1 Asset Management and $3.7 million and $7.4 million, respectively, of trust preferred securities were converted to common shares during the three and six months ended June 30, 2014. See Note 7 for further information regarding our repurchase agreements and Note 8 for further discussion of our borrowings.
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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,078,788	$977,262
Standby letters of credit(2)	80,987	89,232
Total commitments	$1,159,775	$1,066,494

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the three and six months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$8,159	$12,153
Life sciences	2,214	—
SBA and USDA	624	648
Total commercial loans	10,997	12,801
Real estate loans:
SBA and USDA	1,283	1,665
Total real estate loans	1,283	1,665
Total nonaccrual loans	12,280	14,466
Other real estate owned	—	—
Total nonperforming loans	$12,280	$14,466
Total accruing loans past 90 days or more	$—	$—
Foreclosed assets(1)	—	119
Nonaccrual troubled debt restructurings	2,822	3,379
Total troubled debt restructurings	2,822	3,379
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(2,822)	(3,379)
Total nonperforming assets and troubled debt restructurings	$12,280	$14,585
Total nonperforming loans to total loans	1.07%	1.34%
Total nonperforming loans to total assets	0.45%	0.62%
Total nonperforming assets and troubled debt restructurings to total assets	0.45%	0.63%

(1)	Foreclosed assets consist of capital stock acquired in lieu of incurring a charge-off.
The following table presents a composition of portfolio company nonperforming loans by stage at June 30, 2014:

	June 30, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$3,504	3	33.78%
Expansion	4,427	3	42.68
Late	2,442	1	23.54
Total portfolio company loans	$10,373	7	100.00%
At June 30, 2014, our total nonperforming assets and troubled debt restructurings were $12.3 million, a $2.3 million, or 15.8%, decline from December 31, 2013. At June 30, 2014, nonperforming loans represented 1.07% of our total loans and were comprised of 10 credits that had $6.4 million in specific reserves held against them. During the three months ended June 30, 2014, we placed two loans on non-accrual status, both of which are fully reserved.
At June 30, 2014, our criticized (performing) and impaired loans represented approximately 8.0% of our total gross loans. This compares to 8.5% at December 31, 2013. 58.0% of our criticized and impaired loans at June 30, 2014 are to companies in the technology sector, across all growth stages. Loans to technology sector companies represented approximately 50.0% of our loan portfolio at June 30, 2014. Loans to early and expansion stage portfolio company clients comprised 64.6% of our nonperforming loans. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
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
Interest income that would have been recorded had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2014, and $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2013.
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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2014			December 31, 2013
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$13,380	62.07%	49.98%	$12,476	67.88%	45.39%
Life sciences	5,174	24.00	20.05	1,894	10.31	18.31
Asset-based loans	1,363	6.32	10.51	1,894	10.31	17.17
Venture capital/private equity	143	0.66	12.45	197	1.07	13.20
SBA and USDA	614	2.85	3.06	627	3.41	2.18
Other	11	0.05	0.22	2	0.01	0.13
Total commercial loans	20,685	95.95	96.27	17,090	92.99	96.38
Real estate loans:
SBA and USDA	702	3.26	2.33	1,163	6.33	2.53
Total real estate loans	702	3.26	2.33	1,163	6.33	2.53
Construction:
SBA and USDA	19	0.09	0.10	10	0.05	0.03
Total construction loans	19	0.09	0.10	10	0.05	0.03
Credit cards	150	0.70	1.30	116	0.63	1.06
Total	$21,556	100.00%	100.00%	$18,379	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$19,094	$16,793
Provision for loan losses	3,150	3,730
Charge-offs:
Commercial loans:
Technology	332	2,945
Life sciences	409	—
SBA and USDA	—	—
Total commercial loans	741	2,945
Credit cards	—	—
Total charge offs	741	2,945
Recoveries:
Commercial loans:
Technology	(53)	(639)
Life sciences	—	—
SBA and USDA	—	—
Total commercial loans	(53)	(639)
Credit cards	—	—
Total recoveries	(53)	(639)
Net charge offs	688	2,306
Allowance at end of period	$21,556	$18,217
Allowance for loan losses to total loans at end of period	1.87%	2.01%
Net charge offs to average loans outstanding during period (annualized)	0.25%	1.09%

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$18,379	$13,843
Provision for loan losses	6,114	6,490
Charge-offs:
Commercial loans:
Technology	2,166	2,945
Life sciences	409	—
SBA and USDA	518	—
Total commercial loans	3,093	2,945
Credit cards	—	—
Total charge offs	3,093	2,945
Recoveries:
Commercial loans:
Technology	(156)	(679)
Life sciences	—	—
SBA and USDA	—	(150)
Total commercial loans	(156)	(829)
Credit cards	—	—
Total recoveries	(156)	(829)
Net charge offs	2,937	2,116
Allowance at end of period	$21,556	$18,217
Allowance for loan losses to total loans at end of period	1.87%	2.01%
Net charge offs to average loans outstanding during period (annualized)	0.54%	0.51%
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
The NII simulation is completed monthly and presented to the Asset/Liability Management Committee. The simulation provides an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Management Committee on a monthly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
The table below sets forth an approximation of our NII sensitivity exposure for the 12-month periods beginning June 30, 2014. The simulation uses projected repricing of assets and liabilities beginning June 30, 2014, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Numerous assumptions are used to model deposits since they do not have a contractual maturity and rates are internally set based on market conditions and management goals. Our assumption is that the rate paid on interest-bearing deposits is tied to the fed funds rate. We also use a pricing beta that represents the correlation between the fed funds rate and the actual rate modeled on interest-bearing deposits. We currently model interest-bearing deposits using a pricing beta of approximately 70% such that for an assumed 1.00% move in the fed funds rate there would be a 0.70% change in the modeled rate that we would pay on interest-bearing deposits. In addition, we also make assumptions as to how deposits will shift between interest-bearing products and non-interest bearing products in response to changes in rates. As rates increase we assume that an increasing percentage of deposits will shift from non-interest bearing to interest-bearing resulting in higher rates being paid on larger balances. The opposite would be true when rates are assumed to decrease.

Estimated Increase/Decrease in Net Interest Income
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
June 30, 2014
300	13.0%
200	10.7
100	6.5
(100)	(3.3)
(200)	(5.1)
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner without incurring unacceptable losses. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 48.5% of total assets at June 30, 2014. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $231.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.1 billion at June 30, 2014. In addition, at June 30, 2014, we had the ability to borrow $209.1 million from the FHLB. There were no outstanding borrowings under this line at June 30, 2014. Additionally, at June 30, 2014, we had the ability to access $118.2 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. There were no outstanding borrowings under this line at June 30, 2014. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of June 30, 2014. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at June 30, 2014:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,445,165	$2,445,165	$—	$—	$—
Time deposits	29,905	29,905	—	—	—
FHLB and other borrowings	—	—	—	—	—
Junior subordinated debentures	—	—	—	—	—
Operating lease obligations	6,104	2,249	3,152	703	—
Total	$2,481,174	$2,477,319	$3,152	$703	$—
The following table presents our contractual obligations at December 31, 2013:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,079,909	$2,079,909	$—	$—	$—
Time deposits	26,818	26,717	101	—	—
FHLB and other borrowings	12,737	12,737	—	—	—
Junior subordinated debentures	6,207	—	—	—	6,207
Operating lease obligations	7,276	2,424	3,622	1,230	—
Total	$2,132,947	$2,121,787	$3,723	$1,230	$6,207

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
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2014 and December 31, 2013. See Note 11 to the consolidated financial statements for further information.
Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below.

	June 30, 2014	December 31, 2013	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	16.81%	13.24%	10.00%	8.00%
Tier 1 risk-based capital ratio	15.56	12.08	6.00	4.00
Tier 1 leverage ratio	10.42	8.34	N/A	4.00
Tangible common equity to tangible assets ratio	10.33	7.89	N/A	N/A
Tangible equity to risk-weighted assets ratio	15.98	11.17	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	16.46%	12.97%	10.00%	8.00%
Tier 1 risk-based capital ratio	15.21	11.82	6.00	4.00
Tier 1 leverage ratio	10.18	8.16	5.00	4.00
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2014 our registration statement on Form S-1 (File No. 333-193197) was declared effective by the Securities and Exchange Commission (SEC) for our initial public offering pursuant to which we sold an aggregate of 3,593,750 shares of our Class A common stock at a price of $18.00 per share.
As a result of the offering, we received net proceeds of approximately $59.0 million, after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 27, 2014 pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
On August 8, 2014, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Shareholders of the Company had previously approved an amendment to the Company’s Certificate of Incorporation increasing the authorized number of shares of common stock from 45,000,000 to 70,000,000. A copy of the Second Amended and Restated Certificate of Incorporation is filed herewith as Exhibit 3.1 and incorporated herein by reference.

ITEM 6. EXHIBITS
List of Exhibits

Exhibit	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Square 1 Financial, Inc.	Filed herewith

3.2	Bylaws of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

4.1	Specimen Stock Certificate for Class A Common Stock of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

10.1	Square 1 Financial, Inc. 2009 Stock Incentive Plan, as amended	(incorporated by reference to the Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, File No. 333-195221)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina on August 11, 2014.

Square 1 Financial, Inc.

By:	/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

/s/ Patrick Oakes
Patrick Oakes Executive Vice President and Chief Financial Officer (principal financial and accounting officer)