Form 10-Q
period 2014-09-30
Square 1 Financial Inc
filed 2014-11-10
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
At October 31, 2014, 28,708,925 shares of the registrant’s common stock ($0.01 par value) were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Square 1 Financial, Inc.
Interim Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Cash and cash equivalents	$185,606	$105,730
Investment in time deposits	1,250	1,250
Investment securities—available for sale, at fair value	1,186,887	924,229
Investment securities—held to maturity, at amortized cost	278,121	154,255
Loans, net of unearned income of $7.3 million and $4.5 million	1,271,457	1,082,536
Less allowance for loan losses	(22,816)	(18,379)
Net loans	1,248,641	1,064,157
Premises and equipment, net	3,723	3,061
Deferred income tax assets, net	10,142	15,620
Bank owned life insurance	50,278	31,706
Intangible assets	1,770	2,065
Other receivables	3,619	2,592
Warrant valuation	4,089	5,105
Prepaid expenses	1,690	1,309
Accrued interest receivable and other assets	12,370	15,348
Total assets	$2,988,186	$2,326,427
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$1,712,674	$1,380,024
Demand, interest-bearing	164,859	103,638
Money market deposit accounts	774,405	596,247
Time deposits	16,507	26,818
Total deposits	2,668,445	2,106,727
Borrowings and repurchase agreements	—	12,737
Junior subordinated debt	—	6,207
Accrued interest payable and other liabilities	25,539	11,607
Total liabilities	$2,693,984	$2,137,278
Commitments and contingencies (Notes 11 and 16)
Shareholders’ equity:
Convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 0 shares and 5,000 shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 70,000,000 and 45,000,000 shares authorized, 28,700,825 shares and 23,611,746 shares issued and outstanding, respectively	287	236
Additional paid in capital	251,841	183,716
Accumulated other comprehensive income (loss)	8,193	(4,096)
Retained earnings	33,881	9,293
Total shareholders’ equity	294,202	189,149
Total liabilities and shareholders’ equity	$2,988,186	$2,326,427
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans including fees on loans	$19,326	$14,949	$53,448	$41,575
Investment securities	7,528	4,993	21,079	13,266
Federal funds and other short-term investments	104	78	305	233
Total interest income	26,958	20,020	74,832	55,074
Interest expense:
Deposits	150	182	423	476
Borrowings and repurchase agreements	—	6	4	30
Junior subordinated debt	—	158	215	475
Total interest expense	150	346	642	981
Net interest income	26,808	19,674	74,190	54,093
Provision for loan losses	2,500	2,850	8,614	9,340
Net interest income after provision for loan losses	24,308	16,824	65,576	44,753
Noninterest income:
Service charges and fees	1,150	1,069	3,345	3,020
Foreign exchange fees	1,792	1,270	4,795	3,635
Credit card and merchant income	914	605	2,314	1,787
Investment impairment	—	(782)	(43)	(1,525)
Net (loss) gain on securities	(235)	847	(188)	1,696
Letter of credit fees	293	271	1,104	785
Warrant income	721	899	2,937	3,263
Gain on sale of loans	248	444	750	1,665
Bank owned life insurance	330	298	936	771
Other	319	1,808	3,094	3,243
Total noninterest income	5,532	6,729	19,044	18,340
Noninterest expense:
Personnel	10,790	8,639	32,148	26,128
Occupancy	713	691	2,227	2,082
Data processing	1,090	897	2,830	2,229
Furniture and equipment	769	589	2,131	1,850
Advertising and promotions	223	267	840	891
Professional fees	976	876	2,363	2,280
Telecommunications	246	283	791	866
Travel	259	211	717	762
FDIC assessment	393	349	1,145	949
Other	1,376	857	3,826	2,768
Total noninterest expense	16,835	13,659	49,018	40,805
Income before income tax expense	13,005	9,894	35,602	22,288
Income tax expense	4,253	2,926	10,951	6,845
Net income	8,752	6,968	24,651	15,443
Dividends on preferred stock	—	62	63	188
Net income available to common shareholders	$8,752	$6,906	$24,588	$15,255
Earnings per share—basic	$0.31	$0.29	$0.91	$0.65
Earnings per share—diluted	$0.29	$0.29	$0.87	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,752	$6,968	$24,651	$15,443
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	740	(1,891)	12,186	(9,312)
Less: reclassification adjustment for losses (gains) included in net income	145	(887)	103	(1,332)
Other comprehensive income (loss)	885	(2,778)	12,289	(10,644)
Comprehensive income	9,637	4,190	36,940	4,799
Dividends on preferred stock	—	62	63	188
Comprehensive income available to common shareholders	$9,637	$4,128	$36,877	$4,611
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,000	$—	23,491,697	$235	$182,135	$7,195	$(12,839)	$176,726
Issuance of common stock, net issuance costs of $1 thousand	—	—	9,566	—	29	—	—	29
Stock-based compensation	—	—	—	—	1,047	—	—	1,047
Dividends on preferred stock	—	—	—	—	—	—	(188)	(188)
Net income	—	—	—	—	—	—	15,443	15,443
Unrealized loss on securities net of tax of $6.3 million	—	—	—	—	—	(10,644)	—	(10,644)
Balance at September 30, 2013	5,000	$—	23,501,263	$235	$183,211	$(3,449)	$2,416	$182,413

Balance at December 31, 2013	5,000	$—	23,611,746	$236	$183,716	$(4,096)	$9,293	$189,149
Issuance of common stock, net issuance costs of $2.3 million	—	—	3,847,509	39	60,008	—	—	60,047
Stock-based compensation	—	—	—	—	2,098	—	—	2,098
Conversion of preferred stock	(5,000)	—	500,070	5	(4)	—	—	1
Conversion of trust preferred securities	—	—	741,500	7	6,023	—	—	6,030
Dividends on preferred stock	—	—	—	—	—	—	(63)	(63)
Net income	—	—	—	—	—	—	24,651	24,651
Unrealized gain on securities net of tax of $7.5 million	—	—	—	—	—	12,289	—	12,289
Balance at September 30, 2014	—	$—	28,700,825	$287	$251,841	$8,193	$33,881	$294,202
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2014	2013
Net income	$24,651	$15,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	720	845
Amortization on investment securities, net	13,366	12,190
Provision for loan losses	8,614	9,340
Stock-based compensation	2,390	1,059
Loss (gain) on sale of securities available for sale	188	(1,696)
Investment impairment	43	1,525
Deferred income tax provision	(2,036)	(1,566)
Earnings on bank owned life insurance	(936)	(771)
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,880	(4,169)
Accrued interest payable and other liabilities	13,931	(1,183)
Net cash provided by operating activities	63,811	31,017
Cash flows from investing activities:
Purchase of securities available for sale	(413,659)	(351,909)
Purchase of securities held to maturity	(90,635)	(56,135)
Proceeds from calls/maturities of securities available for sale	118,172	117,891
Proceeds from sales of securities available for sale	3,419	77,902
Proceeds from paydowns of securities held to maturity	2,387	2,047
Net increase in loans	(193,097)	(160,848)
Purchase of bank owned life insurance	(17,635)	(10,000)
Purchases of premises and equipment	(1,383)	(369)
Net cash used in investing activities	(592,431)	(381,421)
Cash flows from financing activities:
Net increase in deposits	561,718	345,061
Net (decrease) increase in repurchase agreements	(12,737)	25,605
Decrease in FHLB borrowings	—	(15,000)
(Decrease) increase in subordinated debt	(6,207)	1
Preferred dividends paid	(63)	(188)
Proceeds from issuance of common stock, net of issuance costs	65,004	(1)
Proceeds from issuance of shares under stock-based compensation plan	781	18
Net cash provided by financing activities	608,496	355,496
Net change in cash and cash equivalents	79,876	5,092
Cash and cash equivalents at beginning of year	105,730	48,971
Cash and cash equivalents at end of year	$185,606	$54,063
Supplemental statement of cash flow disclosures
Interest paid	$642	$981
Income taxes paid	$13,470	$7,815
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization and Nature of Operations
Square 1 Financial, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware on October 6, 2004. The Company’s primary function is to serve as the holding company for its wholly-owned subsidiary, Square 1 Bank. Square 1 Bank (the “Bank”) was incorporated under the laws of North Carolina on July 11, 2005 and commenced banking operations on August 8, 2005. The Bank is not a member of the Federal Reserve System. The Bank provides a full range of commercial banking services primarily to companies that have received institutional investment, typically from venture capital and private equity sources. The Bank’s primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees. During 2007, the Company formed Square 1 Ventures, LLC (a Delaware limited liability company); a wholly-owned subsidiary established to sponsor a fund of funds. Square 1 Ventures, LLC is consolidated into the Company’s financial statements. In 2013, the Bank formed Square 1 Asset Management, a wholly owned subsidiary of the Bank and SEC-registered investment adviser, to provide an investment alternative for clients. On March 31, 2014, the Company closed on its initial public offering ("IPO").
The Bank operates one branch in Durham, NC and loan production offices in Menlo Park, San Francisco, San Diego, Los Angeles, Orange County and Campbell, CA; and Austin, New York, Denver, Boston, Seattle and the District of Columbia area. The Company’s corporate headquarters are located in Durham, NC.
In September 2008, Square 1 Financial Capital Trust I (the “Trust”), a Delaware trust, was formed by the Company, as Sponsor, in order to facilitate the issuance of convertible trust preferred securities. The Trust invested the total proceeds from the sales of the convertible trust preferred securities in convertible junior subordinated deferrable interest debentures issued by the Company. The assets of the trust were not assets of the Company and were not consolidated into the Company’s consolidated financial statements. The subordinated debentures issued by the Company to the Trust were included in borrowings, and the Company’s equity interests in the Trust were included in other assets at December 31, 2013. The Company notified all holders of trust preferred securities of its intent to redeem such securities as of June 30, 2014 and all outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date (see Note 8).
In 2013, the Bank acquired the business operations and key employees of Sand Hill Finance LLC, a factoring company located in California, as part of the Bank's strategy to continue to grow its asset-based lending portfolio. Square 1 Bank acquired approximately $11.9 million of factoring loans from Sand Hill Finance LLC and certain other assets for a total purchase price of approximately $12.4 million, which included the repayment of $7.2 million in debt. Additionally, the Bank assumed obligations under the real estate lease for the company’s primary place of business and hired the company’s seven employees. The Bank has integrated the factoring product into its existing suite of asset-based lending products.
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
Principles of Consolidation
The consolidated financial statements include the financial statements of Square 1 Financial and its consolidated subsidiaries and other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities ("VIEs") and to assess whether it is the primary beneficiary of such entities. If the determination was made that the Company is the primary beneficiary, then that entity would be included in the consolidated financial statements. If an entity is not a VIE, the Company also evaluates arrangements in which there is a general partner or managing member to determine whether consolidation is appropriate.
Square 1 Venture 1, L.P.-The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. The Company accounts for the investment in Square 1 Venture 1, L.P. using the equity method of accounting. For the three and nine months ended September 30, 2014, gains of $0.1 million and $0.8 million, respectively, were recognized. For the three and nine months ended September 30, 2013, gains of $0.2 million were recognized. The fair value of the investment at September 30, 2014 and December 31, 2013, was $1.8 million and $1.0 million, respectively, and is included in other assets on the balance sheet.
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
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $15.5 million and $12.0 million in the consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively.

2.	NEW ACCOUNTING STANDARDS
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. For the Company, ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of ASU 2014-15 to have a material effect on its consolidated results of operations, financial position or disclosures.
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

Investment securities at September 30, 2014 and December 31, 2013, are summarized as follows:

(in thousands)	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$19,679	$—	$(17)	$19,662
Agency direct obligations	34,534	113	—	34,647
SBA pools	143,110	1,973	(42)	145,041
Agency MBS	577,389	7,747	(1,098)	584,038
Municipal bonds	96,402	1,794	(70)	98,126
Corporates	116,840	4,217	(32)	121,025
Non-agency MBS	132,909	1,278	(1,300)	132,887
Other ABS	49,574	90	(656)	49,008
Equity securities	2,764	23	(334)	2,453
Total	$1,173,201	$17,235	$(3,549)	$1,186,887
Held to maturity securities:
Agency mortgaged-backed	$60,663	$800	$(264)	$61,199
Municipal bonds	165,531	7,273	(606)	172,198
Corporates	51,927	10	(2,177)	49,760
Total	$278,121	$8,083	$(3,047)	$283,157

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Agency direct obligations	$34,853	$208	$—	$35,061
SBA pools	127,309	1,958	(56)	129,211
Agency mortgaged-backed	445,855	4,395	(2,400)	447,850
Municipal bonds	97,532	—	(5,503)	92,029
Corporates	148,288	1,173	(3,644)	145,817
Non-agency mortgage-backed securities	54,134	371	(2,335)	52,170
Other asset-backed securities	22,787	112	(808)	22,091
Total	$930,758	$8,217	$(14,746)	$924,229
Held to maturity securities:
Agency mortgaged-backed	$18,666	$188	$(608)	$18,246
Municipal bonds	127,339	426	(5,756)	122,009
Corporates	8,250	—	(1,951)	6,299
Total	$154,255	$614	$(8,315)	$146,554
Investment securities with a fair value of $297.0 million and $343.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at our correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank of Atlanta.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasuries	$19,662	$(17)	$—	$—	$19,662	$(17)
SBA Pools	4,906	(34)	4,440	(8)	9,346	(42)
Agency MBS	115,807	(801)	24,197	(297)	140,004	(1,098)
Municipal Bonds	3,780	(7)	6,390	(63)	10,170	(70)
Corporates	5,013	(32)	—	—	5,013	(32)
Non-Agency MBS	57,578	(476)	18,888	(824)	76,466	(1,300)
Other ABS	5,306	(8)	4,819	(648)	10,125	(656)
Equity securities	2,218	(334)	—	—	2,218	(334)
Total	$214,270	$(1,709)	$58,734	$(1,840)	$273,004	$(3,549)
Held to maturity securities:
Agency MBS	$4,970	$(26)	$5,971	$(238)	$10,941	$(264)
Municipal Bonds	11,022	(80)	22,345	(526)	33,367	(606)
Corporates	39,120	(658)	6,750	(1,519)	45,870	(2,177)
Total	$55,112	$(764)	$35,066	$(2,283)	$90,178	$(3,047)

(in thousands)	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA Pools	$13,724	$(56)	$—	$—	$13,724	$(56)
Agency MBS	126,563	(1,801)	24,288	(599)	150,851	(2,400)
Municipal Bonds	92,029	(5,503)	—	—	92,029	(5,503)
Corporates	72,092	(3,644)	—	—	72,092	(3,644)
Non-Agency MBS	22,422	(410)	14,138	(1,925)	36,560	(2,335)
Other ABS	—	—	4,852	(808)	4,852	(808)
Total	$326,830	$(11,414)	$43,278	$(3,332)	$370,108	$(14,746)
Held to maturity securities:
Agency MBS	$13,575	$(608)	$—	$—	$13,575	$(608)
Municipal Bonds	77,344	(3,313)	16,368	(2,443)	93,712	(5,756)
Corporates	—	—	6,299	(1,951)	6,299	(1,951)
Total	$90,919	$(3,921)	$22,667	$(4,394)	$113,586	$(8,315)
At September 30, 2014, there were a total of 74 available for sale securities that were in an unrealized loss position, of which 26 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2013, there were a total of 104 available for sale securities that were in an unrealized loss position, of which 25 investments had fair values less than their amortized cost for a period of time greater than 12 months. At September 30, 2014, the fair value of equity securities included $1.3 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $1.1 million in other equity securities.

The Company performs extensive ongoing evaluations of the investment portfolio at the individual bond level, including market valuations and impairment analyses. The Company had no recorded impairment for the three months ended September 30, 2014 and $0.8 million of impairment on certain mortgage-related securities for the three months ended September 30, 2013. The Company had recorded impairment of $43 thousand and $1.5 million of impairment on certain mortgage-related securities for the nine months ended September 30, 2014 and 2013, respectively. The Company had deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities for a reasonable period of time sufficient for a forecasted recovery of fair value or until maturity.
The amortized cost of debt securities at September 30, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	September 30, 2014
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
U.S. Treasuries	$19,679	$—	$19,679	$—	$—
Agency Direct Obligations	34,534	3,890	30,644	—	—
SBA Pools	143,110	—	5,200	60,428	77,482
Agency MBS	577,389	—	1,856	35,356	540,177
Municipal Bonds	96,402	—	—	12,016	84,386
Corporates	116,840	—	55,687	12,950	48,203
Non-Agency MBS	132,909	—	1,495	15,316	116,098
Other ABS	49,574	12,999	15,831	15,277	5,467
Equity securities	2,764	—	—	—	2,764
Total	$1,173,201	$16,889	$130,392	$151,343	$874,577
Held to maturity securities:
Contractual maturity
Agency MBS	$60,663	$—	$—	$—	$60,663
Municipal Bonds	165,531	—	—	7,460	158,071
Corporates	51,927	—	—	—	51,927
Total	$278,121	$—	$—	$7,460	$270,661

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at September 30, 2014 and December 31, 2013, are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Commercial loans:
Technology	$634,908	$543,788
Life sciences	240,375	224,069
Asset-based loans	152,282	111,251
Venture capital/private equity	159,349	143,468
SBA and USDA	33,245	23,719
Other	5,468	1,424
Total commercial loans	1,225,627	1,047,719
Real estate loans:
SBA and USDA	31,532	27,504
Total real estate loans	31,532	27,504
Construction loans:
SBA and USDA	2,290	287
Total construction loans	2,290	287
Credit cards	19,345	11,575
Less unearned income, net	(7,337)	(4,549)
Total loans, net of unearned income	$1,271,457	$1,082,536
Directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers in the normal course of business. The Company had one commitment and three commitments, respectively, totaling $7.5 million to these parties at September 30, 2014 and December 31, 2013.
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At September 30, 2014 and December 31, 2013, the outstanding balances of these loans being serviced were $126.1 million and $114.6 million, respectively. The SBA/USDA guaranteed portions of eight and 21 of these loans were sold to the secondary market during 2014 and 2013, respectively. The outstanding sold balance at September 30, 2014 and December 31, 2013, was $59.3 million and $63.1 million, respectively.
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

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the three and nine months ended September 30, 2014 and 2013, broken out by portfolio segment:

(in thousands)	Three Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,380	$382	$13	$3,185	$16,196
Life sciences	5,174	1,107	5	(1,063)	3,009
Asset-based loans	1,363	—	—	501	1,864
Venture capital/private equity	143	—	—	71	214
SBA and USDA	614	—	14	(43)	585
Other	11	—	—	(3)	8
Total commercial loans	20,685	1,489	32	2,648	21,876
Real estate loans:
SBA and USDA	702	—	217	(195)	724
Total real estate loans	702	—	217	(195)	724
Construction:
SBA and USDA	19	—	—	4	23
Total construction loans	19	—	—	4	23
Credit cards	150	—	—	43	193
Total loans	$21,556	$1,489	$249	$2,500	$22,816

(in thousands)	Three Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$14,637	$2,988	$14	$1,434	$13,097
Life sciences	2,033	—	—	200	2,233
Asset-based loans	576	—	—	195	771
Venture capital/private equity	133	—	—	(9)	124
SBA and USDA	211	—	—	457	668
Other	85	—	—	(68)	17
Total commercial loans	17,675	2,988	14	2,209	16,910
Real estate loans:
SBA and USDA	462	—	—	617	1,079
Total real estate loans	462	—	—	617	1,079
Construction:
SBA and USDA	—	—	—	12	12
Total construction loans	—	—	—	12	12
Credit cards	80	—	—	12	92
Total loans	$18,217	$2,988	$14	$2,850	$18,093

(in thousands)	Nine Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,609	$2,548	$169	$4,966	$16,196
Life sciences	1,971	1,516	5	2,549	3,009
Asset based loans	684	—	—	1,180	1,864
Venture capital/private equity	197	—	—	17	214
SBA and USDA	627	128	14	72	585
Other	2	—	—	6	8
Total commercial loans	17,090	4,192	188	8,790	21,876
Real estate loans:
SBA and USDA	1,163	390	217	(266)	724
Total real estate loans	1,163	390	217	(266)	724
Construction:
SBA and USDA	10	—	—	13	23
Total construction loans	10	—	—	13	23
Credit cards	116	—	—	77	193
Total loans	$18,379	$4,582	$405	$8,614	$22,816

(in thousands)	Nine Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$10,651	$5,932	$692	7,686	$13,097
Life sciences	804	—	—	1,429	2,233
Asset based loans	1,102	—	—	(331)	771
Venture capital/private equity	152	—	—	(28)	124
SBA and USDA	381	—	150	137	668
Other	4	—	—	13	17
Total commercial loans	13,094	5,932	842	8,906	16,910
Real estate loans:
SBA and USDA	680	—	—	399	1,079
Total real estate loans	680	—	—	399	1,079
Construction:
SBA and USDA	—	—	—	12	12
Total construction loans	—	—	—	12	12
Credit cards	69	—	—	23	92
Total loans	$13,843	$5,932	$842	$9,340	$18,093

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at September 30, 2014 and December 31, 2013, broken out by portfolio segment:

(in thousands)	September 30, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$7,220	$8,976
Life sciences	1,107	1,902
Asset based loans	—	1,864
Venture capital/private equity	—	214
SBA and USDA	47	538
Other	—	8
Total commercial loans	8,374	13,502
Real estate loans:
SBA and USDA	—	724
Total real estate loans	—	724
Construction:
SBA and USDA	—	23
Total construction loans	—	23
Credit cards	—	193
Total loans	$8,374	$14,442

(in thousands)	December 31, 2013
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,830	$7,646
Life sciences	—	1,894
Asset based loans	—	1,894
Venture capital/private equity	—	197
SBA and USDA	132	495
Other	—	2
Total commercial loans	4,962	12,128
Real estate loans:
SBA and USDA	481	682
Total real estate loans	481	682
Construction:
SBA and USDA	—	10
Total construction loans	—	10
Credit cards	—	116
Total loans	$5,443	$12,936

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at September 30, 2014 and December 31, 2013. See Note 2 to the Consolidated Financial Statements in the Company's Registration Statement for a discussion of credit quality indicators.

(in thousands)	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$—	$—	$2,627	$2,627	$632,281	$634,908	$—
Life sciences	—	—	—	—	240,375	240,375	—
Asset-based loans	—	—	—	—	152,282	152,282	—
Venture capital/private equity	—	—	—	—	159,349	159,349	—
SBA and USDA	—	—	—	—	33,245	33,245	—
Other	—	—	—	—	5,468	5,468	—
Total commercial loans	—	—	2,627	2,627	1,223,000	1,225,627	—
Real estate loans:
SBA and USDA	—	415	—	415	31,117	31,532	—
Total real estate loans	—	415	—	415	31,117	31,532	—
Construction loans:
SBA and USDA	—	—	—	—	2,290	2,290	—
Total construction loans	—	—	—	—	2,290	2,290	—
Credit cards	—	—	—	—	19,345	19,345	—
Total loans, gross	$—	$415	$2,627	$3,042	$1,275,752	$1,278,794	$—

(in thousands)	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$411	$—	$2,372	$2,783	$541,005	$543,788	$—
Life sciences	—	—	—	—	224,069	224,069	—
Asset-based loans	—	—	—	—	111,251	111,251	—
Venture capital/private equity	—	—	—	—	143,468	143,468	—
SBA and USDA	—	—	648	648	23,071	23,719	—
Other	—	—	—	—	1,424	1,424	—
Total commercial loans	411	—	3,020	3,431	1,044,288	1,047,719	—
Real estate loans:
SBA and USDA	—	—	1,665	1,665	25,839	27,504	—
Total real estate loans	—	—	1,665	1,665	25,839	27,504	—
Construction loans:
SBA and USDA	—	—	—	—	287	287	—
Total construction loans	—	—	—	—	287	287	—
Credit cards	—	—	95	95	11,480	11,575	—
Total loans, gross	$411	$—	$4,780	$5,191	$1,081,894	$1,087,085	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$7,220	$10,131	$296	$10,427	$12,784
Life Sciences	1,107	1,107	—	1,107	2,225
SBA and USDA	47	264	—	264	387
Total commercial loans	8,374	11,502	296	11,798	15,396
Real estate loans:
SBA and USDA	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Total loans, gross	$8,374	$11,502	$296	$11,798	$15,396

(in thousands)	December 31, 2013
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,830	$12,153	$—	$12,153	$13,745
SBA and USDA	132	648	—	648	648
Total commercial loans	4,962	12,801	—	12,801	14,393
Real estate loans:
SBA and USDA	481	1,665	—	1,665	1,665
Total real estate loans	481	1,665	—	1,665	1,665
Total loans, gross	$5,443	$14,466	$—	$14,466	$16,058

The following table summarizes average impaired loans, broken out by portfolio segment, during the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended September 30,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$10,427	$—	$12,423	$—
Life sciences	1,107	—	—	—
SBA and USDA	265	—	1,031	—
Total commercial loans	11,799	—	13,454	—
Real estate loans:
SBA and USDA	—	—	—	—
Total real estate loans	—	—	—	—
Total loans, gross	$11,799	$—	$13,454	$—

(in thousands)	Nine Months Ended September 30,
	2014		2013
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$8,523	$—	$14,517	$—
Life sciences	1,285	—	—	—
SBA and USDA	566	—	589	—
Total commercial loans	10,374	—	15,106	—
Real estate loans:
SBA and USDA	856	—	—	—
Total real estate loans	856	—	—	—
Credit cards	3	—	—	—
Total loans, gross	$11,233	$—	$15,106	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$569,619	$54,862	$10,427	$634,908
Life sciences	228,872	10,396	1,107	240,375
Asset-based loans	124,863	27,419	—	152,282
Venture capital/private equity	159,349	—	—	159,349
SBA and USDA	32,718	263	264	33,245
Other	2,282	3,186	—	5,468
Total commercial loans	1,117,703	96,126	11,798	1,225,627
Real estate loans:
SBA and USDA	24,140	7,392	—	31,532
Total real estate loans	24,140	7,392	—	31,532
Construction loans:
SBA and USDA	2,290	—	—	2,290
Total construction loans	2,290	—	—	2,290
Credit cards	19,345	—	—	19,345
Total loans, gross	$1,163,478	$103,518	$11,798	$1,278,794

(in thousands)	December 31, 2013
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$475,531	$56,104	$12,153	$543,788
Life sciences	210,257	13,812	—	224,069
Asset-based loans	110,184	1,067	—	111,251
Venture capital/private equity	143,468	—	—	143,468
SBA and USDA	22,063	1,008	648	23,719
Other	1,424	—	—	1,424
Total commercial loans	962,927	71,991	12,801	1,047,719
Real estate loans:
SBA and USDA	19,852	5,987	1,665	27,504
Total real estate loans	19,852	5,987	1,665	27,504
Construction loans:
SBA and USDA	287	—	—	287
Total construction loans	287	—	—	287
Credit cards	11,575	—	—	11,575
Total loans, gross	$994,641	$77,978	$14,466	$1,087,085
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The following table summarizes our loans classified as TDRs, broken out by portfolio segment, during the three and nine months ended September 30, 2014:

(dollars in thousands)	Three Months Ended September 30, 2014
	Modifications			TDRs That Subsequently Defaulted
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Life Sciences	1	$2,214	$1,107	—	$—
Total commercial loans	1	2,214	1,107	—	—
Total loans, gross	1	$2,214	$1,107	—	$—
The loan identified as a TDR during the three and nine months ended September 30, 2014, was restructured to defer interest payments. The loan is considered a nonperforming loan and, as such, was individually considered for allowance for loan losses calculations.
The following table summarizes our loans classified as TDRs, broken out by portfolio segment, during the three and nine months ended September 30, 2013:

(dollars in thousands)	Modifications			TDRs That Subsequently Defaulted
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	1	$2,540	$2,540	—	$—
Total commercial loans	1	2,540	2,540	—	—
Total loans, gross	1	$2,540	$2,540	—	$—
The loan identified as a TDR during the three and nine months ended September 30, 2013, was restructured to a below market interest rate. The loan is considered a nonperforming loan and, as such, was individually considered for allowance for loan losses calculations.
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

The Company's finite-lived intangible assets at September 30, 2014 and December 31, 2013, are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(157)	—
Accumulated amortization - existing customer relationships	(148)	—
Total accumulated amortization	(305)	—
Total intangible assets subject to amortization, net	$495	$800
Amortization expense, net of tax for the three and nine months ended September 30, 2014, amounted to $62 thousand and $187 thousand, respectively, and is included in other noninterest expense on the accompanying consolidated statements of operations.
The following table shows the expected amortization for the next five years for intangible assets at September 30, 2014:

(in thousands)
2014	$101
2015	197
2016	197
$495

6.	DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $16.2 million and $26.6 million at September 30, 2014 and December 31, 2013, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $16 thousand and $46 thousand for the three and nine months ended September 30, 2014, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $17 thousand and $45 thousand for the three and nine months ended September 30, 2013, respectively. At September 30, 2014, time deposits scheduled to mature on or before September 30, 2015, totaled $15.2 million.

7.	REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS
Securities purchased under agreements to resell generally mature within one to four days from the transaction date. Securities purchased under reverse repurchase agreements, which are included in cash and cash equivalents in the interim consolidated balance sheets, were $10.0 million at September 30, 2014. The Company had no reverse repurchase agreements outstanding at December 31, 2013.
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at September 30, 2014. Repurchase agreements outstanding at December 31, 2013, were $12.7 million.

8.	BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the Federal Reserve US Primary Credit Discount Rate. This $84.4 million line is secured by loans and investment securities. There were no outstanding borrowings for these lines at September 30, 2014 and December 31, 2013.
In addition, the Company has the ability to borrow longer term from the Federal Home Loan Bank ("FHLB"), with a $199.0 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at September 30, 2014 and December 31, 2013.

In September 2008, the Company issued $7.4 million of convertible trust preferred securities. These securities were placed through the Trust. The Trust held, as its sole asset, the subordinated debentures issued by the Company. The Company did not consolidate the Trust into its consolidated financial statements. The subordinated debentures issued by the Company amounted to $7.6 million. A debt discount of $1.5 million was recorded and was to be amortized over 30 years. At December 31, 2013, the remaining balance of the subordinated debentures, including respective remaining debt discount of $1.4 million, was $6.2 million. The Company notified the holders of all trust preferred securities of its intent to redeem such securities as of June 30, 2014, and all remaining outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date. At September 30, 2014, no convertible trust preferred securities remained outstanding, and the Trust has been dissolved.
During the nine months ended September 30, 2014, investors converted $7.4 million of the outstanding convertible trust preferred securities into 741,500 common shares at $10.00 per share. For the nine months ended September 30, 2014, interest expense on the trust preferred securities was $215 thousand. For the three and nine months ended September 30, 2013, interest expense on the trust preferred securities was $158 thousand and $475 thousand, respectively.

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
Issuances of Common Stock
During the three and nine months ended September 30, 2014, the Company issued 743 shares and 43,073 shares, respectively, of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 72,960 shares and 191,690 shares, respectively, of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
During the three and nine months ended September 30, 2014, the Company issued 4,000 shares and 36,000 shares, respectively, of common stock related to the exercise of warrants issued to certain individuals in 2005 in connection with the organization of the Bank.
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
During the nine months ended September 30, 2014, the Company issued 741,500 common shares of its Class A common stock in connection with the conversion of $7.4 million of our outstanding convertible trust preferred securities into common shares at the conversion price of $10.00 per share. At September 30, 2014, no convertible trust preferred securities remained outstanding.
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

Our basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
	Basic:
	Net income	$8,752	$6,968	$24,651	$15,443
Less:	dividends on preferred stock	—	62	63	188
	Net income attributable to common shares	8,752	6,906	24,588	15,255
	Basic weighted-average common shares outstanding	28,681	23,501	26,931	23,496
	Earnings per share—basic	$0.31	$0.29	$0.91	$0.65
	Diluted:
	Net income attributable to common shares	$8,752	$6,906	$24,588	$15,255
Plus:	dividends on preferred stock	—	—	63	—
	convertible trust preferred securities	—	—	146	—
	Net income attributable to common shares after assumed conversions	8,752	6,906	24,797	15,255
	Basic weighted-average common shares outstanding	28,681	23,501	26,931	23,496
	Effect of dilutive stock options and warrants(1)	1,090	362	1,503	326
	Diluted weighted-average common shares outstanding	29,771	23,863	28,434	23,822
	Earnings per share—diluted	$0.29	$0.29	$0.87	$0.64

(1)
Excludes anti-dilutive warrants, preferred stock and trust preferred securities representing 1,311,500 shares at September 30, 2013. There were no anti-dilutive warrants, preferred stock and trust preferred securities at September 30, 2014.

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
In 2005, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At September 30, 2014 and December 31, 2013, there were 34,000 warrants and 70,000 warrants, respectively, outstanding with an exercise price of $10.00 per share.
Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. Reclassification adjustments out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Reclassification adjustment for losses (gains) included in net income	Net (loss) gain on securities	$231	$(1,411)	$165	$(2,118)
Related tax (expense) benefit	Income tax expense	(86)	524	(62)	786
Other comprehensive income (loss)		$145	$(887)	$103	$(1,332)

10.	INCOME TAXES
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At September 30, 2014 and December 31, 2013, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

11.	REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at September 30, 2014, the Company and the Bank met all capital requirements to which they are subject and are “well-capitalized”.
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Regulatory authorities may further limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.
The Company’s actual capital amounts and ratios at September 30, 2014 and December 31, 2013, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total risk-based capital ratio	$309,000	14.84%	$166,620	8.00%	$208,275	10.00%
Tier 1 risk-based capital ratio	285,154	13.69	83,310	4.00	124,965	6.00
Tier 1 leverage ratio	285,154	10.05	113,513	4.00	141,892	5.00
December 31, 2013
Total risk-based capital ratio	$217,345	12.46%	$139,532	8.00%	$174,415	10.00%
Tier 1 risk-based capital ratio	198,430	11.38	69,766	4.00	104,649	6.00
Tier 1 leverage ratio	198,430	8.34	95,205	4.00	119,007	5.00

The Bank’s actual capital amounts and ratios at September 30, 2014 and December 31, 2013, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total risk-based capital ratio	$302,576	14.54%	$166,428	8.00%	$208,036	10.00%
Tier 1 risk-based capital ratio	278,730	13.40	83,214	4.00	124,821	6.00
Tier 1 leverage ratio	278,730	9.83	113,400	4.00	141,750	5.00
December 31, 2013
Total risk-based capital ratio	$212,821	12.21%	$139,385	8.00%	$174,231	10.00%
Tier 1 risk-based capital ratio	193,906	11.13	69,692	4.00	104,539	6.00
Tier 1 leverage ratio	193,906	8.16	95,053	4.00	118,817	5.00

12.	RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2014 and 2013, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the three and nine months ended September 30, 2014, amounted to $0.2 million and $0.8 million, respectively. The expense related to the plan for the three and nine months ended September 30, 2013, amounted to $0.2 million and $0.6 million, respectively.

13.	STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Compensation Committee of the Board of Directors. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than seven years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over five years from the date of grant. The 2009 Stock Incentive Plan, as amended, provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At September 30, 2014, 920,119 shares of common stock remained available for future issuance through stock options or restricted stock units.
The following table presents a rollforward of the Company’s stock options outstanding during the nine months ended September 30, 2014:

			Weighted Average Remaining Contractual Life in Years
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,394,550	$6.12	4.24
Granted	—	—	—
Exercised	(191,690)	6.08
Forfeited	(14,120)	6.00
Outstanding at end of period	1,188,740	$6.12	3.65
Options exercisable at period end	801,240	$6.06	3.58

The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	532,460	$8.03
Granted	141,757	14.51
Vested	(47,855)	10.70
Forfeited	(30,804)	9.80
Nonvested at end of period	595,558	$9.26
The Company’s pre-tax compensation cost for stock-based employee compensation was $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2014, there was $4.6 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over five years.

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
We also hold warrants in public companies. When a private company goes public there is often a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. We adjust the value of equity warrants in public companies on a monthly basis based on the month-end closing stock price adjusted for the option value of the warrant. The model estimates market value for each warrant based on the share price as of the evaluation date, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and uses a company specific volatility factor. See Note 17 for further information regarding the fair value of our equity warrants. Any changes from the grant date in the fair value of equity warrant assets will be recognized as increases or decreases to warrant valuation and as unrealized gains or losses in non-interest income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash. Shares received from the exercise of warrants and subject to lock-up agreements are held as equity securities in our available for sale portfolio.
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to loan yield through loan interest income. At September 30, 2014 and December 31, 2013, unearned income on loans included $1.4 million and $1.2 million, respectively, related to the initial valuation of equity warrant assets. For the three and nine months ended September 30,

2014, we recognized $0.3 million and $0.9 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets. For the three and nine months ended September 30, 2013, we recognized $0.3 million and $0.8 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets.
Warrants held, which amounted to $4.1 million and $5.1 million in 451 and 451 companies at September 30, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At September 30, 2014, included in the $4.1 million in equity warrant assets in 451 companies are $0.1 million of equity warrant assets held in five publicly traded companies, which the Company intends to monetize once all restrictions to selling having been removed. At December 31, 2013, included in the $5.1 million in equity warrant assets in 451 companies are $1.0 million of equity warrant assets held in three publicly traded companies, which the Company monetized upon the expiration of all sale restrictions.
During the three and nine months ended September 30, 2014, the Company exercised warrants with a total value of $1.4 million and $2.8 million, respectively, and received equity securities in six and 10 publicly traded companies, respectively. During the three months ended September 30, 2014, the Company monetized equity securities, which we had obtained in two public companies through the exercise of warrants, for $0.7 million in proceeds. These equity securities had an initial value of $0.9 million and we recognized a loss of $0.2 million. During the nine months ended September 30, 2014, the Company monetized equity securities, which we had obtained in three public companies through the exercise of warrants, for $1.0 million in proceeds. These equity securities had an initial value of $1.2 million and we recognized a loss of $0.2 million. During the three and nine months ended September 30, 2013, the Company monetized warrants and realized a gain of $1.3 million on the exercise of warrants in one portfolio company client that conducted an IPO.
At September 30, 2014, the fair value of equity securities included in investments obtained through the exercise of warrants and still held was $1.3 million (see Note 3). The Company did not have equity securities obtained from the exercise of warrants in our available for sale portfolio in 2013.

The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised, broken out by stage of emerging companies:

(in thousands except number of companies)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity warrant assets:
Gains:
Early stage	$167	$—	$1,197	$456
Expansion stage	350	2,433	1,884	2,915
Late stage	1,296	—	1,750	672
Total gains on exercise of equity warrant assets	1,813	2,433	4,831	4,043
Losses:
Early stage	—	—	(8)	—
Expansion stage	(8)	—	(2)	—
Total losses on exercise of equity warrant assets (1)	(8)	—	(10)	—
Net gains on exercise of equity warrant assets	1,805	2,433	4,821	4,043
Non-monetized write off of warrant assets	(178)	(132)	(354)	(310)
Net realized gains on equity warrants	1,627	2,301	4,467	3,733
Change in fair value of equity warrant assets	(906)	(1,402)	(1,530)	(470)
Warrant income	$721	$899	$2,937	$3,263

Number of companies on which warrant gains were realized:
Early stage	4	—	15	3
Expansion stage	8	9	25	18
Late stage	3	—	8	2
Total number of companies	15	9	48	23
(1) Realized warrant losses for the three months ended September 30, 2014, related to one early stage company, and for the three and nine months ended September 30, 2014, related to one early stage company and one expansion stage company.

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
Transfers between fair value hierarchy levels would represent assets or liabilities that were previously categorized at a higher level for which the inputs to the estimate became less observable or classified at a lower level for which the inputs became more observable during the period. The Company's policy is to recognize transfers between levels at the end of the period.

Following is a summary of the valuation techniques used for each class of Level 3 assets:

(dollars in thousands)	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$—	Sensitivity analyses	Indicative pricing
Non-Agency MBS	132,887	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing, collateral performance
Other ABS	49,008	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	4,089	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,275	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Venture capital fund investments	4,244	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

(dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
Available for sale securities:
Corporates	$26,301	Sensitivity analyses	Indicative pricing
Non-Agency MBS	52,170	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing, collateral performance
Other ABS	22,091	Multi-dimensional, collateral specific spread tables	Indicative pricing, collateral performance
Warrants	5,105	Black-Scholes option pricing model	Estimated market price, stated strike prices, option expiration prices, risk-free interest rates, option volatility assumptions
Servicing asset	1,265	Discounted cash flow	Discount rates, default rates, prepayment rates, servicing costs
Venture capital fund investments	4,066	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies

Following are tables that present information about our investment securities, warrants, servicing asset, and venture capital fund investments, measured at fair value on a recurring basis:

(in thousands)	At September 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasuries	$19,662	$—	$—	$19,662
Agency Direct Obligations	34,647	—	—	34,647
SBA Pools	—	145,041	—	145,041
Agency MBS	—	584,038	—	584,038
Corporates	—	121,025	—	121,025
Municipal Bonds	—	98,126	—	98,126
Non-Agency MBS	—	—	132,887	132,887
Other ABS	—	—	49,008	49,008
Equity securities	2,453	—	—	2,453
Total available for sale securities	$56,762	$948,230	$181,895	$1,186,887
Warrants	$—	$—	$4,089	$4,089
Servicing asset	$—	$—	$1,275	$1,275
Venture capital fund investments	$—	$—	$4,244	$4,244

(in thousands)	At December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Agency Direct Obligations	$35,061	$—	$—	$35,061
SBA Pools	—	129,211	—	129,211
Agency MBS	—	447,850	—	447,850
Corporates	—	119,516	26,301	145,817
Municipal Bonds	—	92,029	—	92,029
Non-Agency MBS	—	—	52,170	52,170
Other ABS	—	—	22,091	22,091
Total available for sale securities	$35,061	$788,606	$100,562	$924,229
Warrants	$—	$—	$5,105	$5,105
Servicing asset	$—	$—	$1,265	$1,265
Venture capital fund investments	$—	$—	$4,066	$4,066

The following tables present additional information about Level 3 securities, venture capital fund investments, servicing assets and warrants, measured at fair value on a recurring basis:

(dollars in thousands)	Three Months Ended September 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at June 30, 2014	$6,085	$85,434	$34,047	$4,333	$1,325	$4,747	$135,971
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(6,085)	—	—	—	—	(129)	(6,214)
Total gains (losses):
included in net income	—	—	—	(261)	—	721	460
included in other comprehensive income	—	(3,706)	—	—	—	—	(3,706)
Purchases, sales, issuances and settlements:
Purchases	—	51,159	24,222	232	—	—	75,613
Sales	—	—	—	—	—	(1,782)	(1,782)
Issuances	—	—	—	—	56	532	588
Settlements	—	—	(9,261)	(60)	(106)	—	(9,427)
Balance at September 30, 2014	$—	$132,887	$49,008	$4,244	$1,275	$4,089	$191,503

(dollars in thousands)	Three Months Ended September 30, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at June 30, 2013	$16,584	$27,592	$12,211	$3,156	$1,142	$6,330	$67,015
Transfers into Level 3	5,138	—	—	—	—	—	5,138
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	988	(73)	899	1,814
included in other comprehensive income	—	690	1,130	—	—	—	1,820
Purchases, sales, issuances and settlements:
Purchases	—	17,657	8,979	34	—	—	26,670
Sales	—	—	—	—	—	(2,490)	(2,490)
Issuances	—	—	—	—	127	479	606
Settlements	—	—	—	(102)	—	—	(102)
Balance at September 30, 2013	$21,722	$45,939	$22,320	$4,076	$1,196	$5,218	$100,471

(dollars in thousands)	Nine Months Ended September 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	2,762	—	—	—	5,756
Transfers out of Level 3	(29,474)	—	—	(953)	—	(1,498)	(31,925)
Total gains (losses):
included in net income	—	—	—	1,154	18	2,937	4,109
included in other comprehensive income	179	(8,111)	(7,058)	—	—	—	(14,990)
Purchases, sales, issuances and settlements:
Purchases	—	91,031	40,474	402	—	—	131,907
Sales	—	(2,203)	—	—	—	(3,582)	(5,785)
Issuances	—	—	—	—	166	1,127	1,293
Settlements		—	(9,261)	(425)	(174)	—	(9,860)
Balance at September 30, 2014	$—	$132,887	$49,008	$4,244	$1,275	$4,089	$191,503

(dollars in thousands)	Nine Months Ended September 30, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2012	$11,715	$19,016	$2,643	$3,303	$987	$4,780	$42,444
Transfers into Level 3	5,501	—	—	—	—	—	5,501
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	986	(77)	3,263	4,172
included in other comprehensive income	485	2,185	—	—	—	—	2,670
Purchases, sales, issuances and settlements:
Purchases	4,021	24,738	19,677	328	—	—	48,764
Sales	—	—	—	—	—	(4,224)	(4,224)
Issuances	—	—	—	—	286	1,399	1,685
Settlements	—	—	—	(541)	—	—	(541)
Balance at September 30, 2013	$21,722	$45,939	$22,320	$4,076	$1,196	$5,218	$100,471
For the three and nine months ended September 30, 2014, no available for sale securities and two available for sale securities, respectively, were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the three and nine months ended September 30, 2013, two available for sale securities and eight available for sale securities, respectively, were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation.

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
The Company has investments in venture capital funds that calculate net asset value per share. The Company's investments in venture capital funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. For example, the September 30, 2014 financial statements reflect the June 30, 2014 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following tables summarize the estimated fair values of these investments and remaining unfunded commitments for these investments:

(in thousands)	September 30, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,244	$4,244	$2,025
Total	$4,244	$4,244	$2,025

(in thousands)	December 31, 2013
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,066	$4,066	$1,006
Total	$4,066	$4,066	$1,006
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
At September 30, 2014, the $4.2 million venture capital fund investments valuation consisted of $1.3 million of Bank investments primarily for CRA purposes, $1.8 million from Square 1 Ventures, and $0.9 million of holding company investments.
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

The following table presents information about our assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans	$—	$—	$3,425	$3,425
December 31, 2013
Foreclosed assets	$—	$—	$119	$119
Impaired loans	$—	$—	$9,022	$9,022
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
Financial instruments with off-balance sheet risk
With regard to financial instruments with off-balance sheet risk discussed in Note 16, carrying amounts are reasonable estimates of the fair values for such financial instruments. Commitments to extend credit generally result in loans with a market interest rate if funded.
The following tables present the estimated fair values of our financial instruments that are not carried at fair value:

(in thousands)	September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$185,606	$185,606	$—	$—	$185,606
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	278,121	—	276,407	6,750	283,157
Loans, net of unearned income	1,271,457	—	—	1,277,550	1,277,550
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	10,835	—	—	10,835	10,835
Financial liabilities:
Non-maturity deposits(1)	2,651,938	2,651,938	—	—	2,651,938
Time deposits	16,507	—	16,466	—	16,466
Short-term borrowings	—	—	—	—	—
Long-term debt	—	—	—	—	—
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,167,115	1,167,115
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$105,730	$105,730	$—	$—	$105,730
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	154,255	—	140,254	6,300	146,554
Loans, net of unearned income	1,082,536	—	—	1,088,062	1,088,062
FHLB stock	2,162	—	—	2,162	2,162
Accrued interest receivable	9,023	—	9,023	—	9,023
Financial liabilities:
Non-maturity deposits(1)	2,079,909	2,046,398	—	—	2,046,398
Time deposits	26,818	—	26,851	—	26,851
Short-term borrowings	—	—	—	—	—
Long-term debt	6,207	—	5,753	—	5,753
Off-balance sheet financial assets:
Future financing commitments	—	—	—	977,262	977,262
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

16.	OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
At September 30, 2014 and December 31, 2013, unfunded lines of credit were $1.2 billion and $977.3 million, respectively, and outstanding standby letters of credit amounted to $68.2 million and $89.2 million, respectively.
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
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as “efficiency ratio,” “tangible common equity to tangible assets,” “net operating income,” "net interest income," and "core banking noninterest income" (see "Non-GAAP Financial Measures").
Summary Financial Information
The following summary financial information is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the unaudited interim consolidated financial statements and the related notes.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Financial Condition Data:	(Dollars in thousands)		(Dollars in thousands)
Average total assets	$2,838,269	$2,123,359	$2,620,684	$1,991,599
Average cash and cash equivalents	157,129	112,915	166,987	128,721
Average investment securities - available-for-sale	1,133,467	887,213	1,052,298	850,264
Average investment securities - held-to-maturity	252,289	123,628	204,292	90,236
Average loans, net of unearned income	1,223,906	943,696	1,138,097	872,873
Average on-balance sheet deposits	2,533,778	1,900,576	2,349,180	1,776,530
Average total client investment funds	931,780	443,612	771,705	405,311
Average borrowings	543	10,988	3,623	15,876
Average repurchase agreements	—	22,525	2,009	7,592
Average total shareholders' equity	289,021	179,958	254,401	181,319

Operating Data:
Interest income	$26,958	$20,020	$74,832	$55,074
Interest expense	150	346	642	981
Net interest income	26,808	19,674	74,190	54,093
Provision for loan losses	2,500	2,850	8,614	9,340
Net interest income after provision for loan losses	24,308	16,824	65,576	44,753
Noninterest income	5,532	6,729	19,044	18,340
Noninterest expense	16,835	13,659	49,018	40,805
Income before income tax expense	13,005	9,894	35,602	22,288
Income tax expense	4,253	2,926	10,951	6,845
Preferred stock dividends and discount accretion	—	62	63	188
Net income available to common shareholders	8,752	6,906	24,588	15,255

	At or For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performance Ratios:
Return on average assets	1.22%	1.29%	1.25%	1.02%
Return on average common equity	12.01	15.66	13.01	11.56
Net interest margin(1)	4.00	3.95	4.04	3.89
Efficiency ratio(2)	49.79	49.85	50.55	54.54
Average equity to average assets	10.18	8.48	9.71	9.10

Capital Ratios (consolidated):
Tier 1 leverage capital	10.05	9.02	10.05	9.02
Tier 1 risk-based capital	13.69	11.68	13.69	11.68
Total risk-based capital	14.84	12.79	14.84	12.79
Total shareholders’ equity to assets	9.85	8.43	9.85	8.43
Tangible common equity to tangible assets(3)	9.83	8.20	9.83	8.20

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.79	1.78	1.79	1.78
Allowance for loan losses as a percent of nonperforming loans	193.38	134.56	193.38	134.56
Net charge-offs to average outstanding loans (annualized)	0.40	1.25	0.49	0.78
Nonperforming loans as a percent of total loans	0.93	1.32	0.93	1.32
Nonperforming assets as a percent of total assets	0.39	0.63	0.39	0.63

(1)	Represents net interest income as a percent of average interest-earning assets.

(2)
Represents noninterest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities. Efficiency ratio, as calculated, is a non-GAAP financial measure. See “Non-GAAP Financial Measures.”

(3)
Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets. Tangible assets are calculated as total assets less intangible assets other than loan servicing intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets. See “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP financial measures for us are “efficiency ratio,” “tangible common equity to tangible assets,” “net operating income,” "net interest income," and "core banking noninterest income." Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP.

The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

	At or For the
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Efficiency Ratio
Noninterest expense (GAAP)	$16,835	$13,659	$49,019	$40,805
Net interest taxable equivalent income	27,867	20,577	77,186	56,235
Noninterest taxable equivalent income	5,709	6,889	19,549	18,755
Less: (loss) gain on sale of securities and impairment	(235)	65	(231)	171
Adjusted operating revenue	$33,811	$27,401	$96,966	$74,819
Efficiency ratio	49.79%	49.85%	50.55%	54.54%

Tangible Common Equity/Tangible Assets
Total equity	$294,202	$182,413	$294,202	$182,413
Less: preferred stock	—	4,950	—	4,950
Intangible assets(1)	495	—	495	—
Tangible common equity	$293,707	$177,463	$293,707	$177,463
Total assets	$2,988,186	$2,163,452	$2,988,186	$2,163,452
Less: intangible assets(1)	495	—	495	—
Tangible assets	$2,987,691	$2,163,452	$2,987,691	$2,163,452
Tangible common equity/tangible assets	9.83%	8.20%	9.83%	8.20%

Net Operating Income
GAAP income before taxes	$13,005	$9,894	$35,600	$22,286
Add: (loss) gain on sale of securities and impairment	(235)	65	(231)	171
Add: tax equivalent adjustment	1,237	1,063	3,503	2,558
Non-GAAP net operating income before taxes	$14,477	$10,892	$39,334	$24,673

Net Interest Income
GAAP net interest income	$26,808	$19,674	$74,190	$54,093
Add: tax equivalent adjustment	1,059	903	2,996	2,142
Non-GAAP net interest income (fully tax equivalent basis)	$27,867	$20,577	$77,186	$56,235

Core Banking Noninterest Income
GAAP noninterest income	$5,532	$6,729	$19,044	$18,340
Less: net (loss) gain on securities	(235)	65	(231)	171
Warrant income	721	899	$2,937	$3,263
Gain on sale of loans	248	444	750	1,665
Bank owned life insurance	330	298	936	771
Other	137	1,607	2,573	2,739
Non-GAAP core banking noninterest income	$4,331	$3,416	$12,079	$9,731
(1) Does not include a loan servicing asset of $1.3 million and $1.2 million at September 30, 2014 and September 30, 2013, respectively.

Executive Overview of Recent Financial Performance
Our strategy is to grow organically in the key U.S. innovation markets. As part of this growth strategy, we expect to evolve our mix of loan business to include more later stage companies and more business with venture capital firms and life sciences companies. We believe this loan mix tilt will help us continue to lower credit costs. Certain elements of our business, such as warrant gains, deposit inflows and to some extent credit quality, can create a degree of quarterly variability to our numbers.
We continued to experience solid balance sheet and revenue growth, which resulted in increased net operating income during the three and nine months ended September 30, 2014. We had net income available to common shareholders of $8.8 million and diluted earnings per share of $0.29 for the three months ended September 30, 2014, compared to net income available to common shareholders of $6.9 million and diluted earnings per share of $0.29 for the three months ended September 30, 2013. Return on average common equity was 12.01% and return on average assets was 1.22% for the three months ended September 30, 2014. Consolidated net income available to common shareholders for the nine months ended September 30, 2014 was $24.6 million, or $0.87 per diluted share, compared to $15.3 million, or $0.64 per diluted share, for the nine months ended September 30, 2013. Return on average common equity was 13.01% and return on average assets was 1.25% for the nine months ended September 30, 2014.
We experienced strong growth in net interest income compared to the three and nine months ended September 30, 2013. Net interest income increased as a result of significant growth in both our loans and deposits. Average loan balances for the three months ended September 30, 2014, were $1.2 billion, compared to $943.7 million for the three months ended September 30, 2013. Average loan balances for the nine months ended September 30, 2014, were $1.1 billion, compared to $872.9 million for the nine months ended September 30, 2013. Period-end loans increased $188.9 million from December 31, 2013. Overall credit quality remains strong. At September 30, 2014, our ratio of nonperforming loans to total loans was 0.93%, improving from 1.34% at December 31, 2013. Loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased $1.1 billion, or 47.8%, and $939.0 million, or 43.0%, respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Higher balances and yields on our investment portfolio also drove the increase in net interest income. We also continue to experience favorable funding of our interest earning assets with 65.2% and 64.8%, respectively, of our average deposits for the three and nine months ended September 30, 2014 coming from noninterest-bearing deposits, compared to 59.9% and 61.5%, respectively, for the three and nine months ended September 30, 2013. Net interest margin increased to 4.00% and 4.04%, respectively, for the three and nine months ended September 30, 2014 compared to 3.95% and 3.89%, respectively, for the same periods in the prior year.
Core banking noninterest income within noninterest income was $4.3 million for the three months ended September 30, 2014, an increase of $0.9 million, or 26.8%, compared to the three months ended September 30, 2013. Total noninterest income decreased $1.2 million, or 17.8%, compared to the three months ended September 30, 2013, primarily driven by a $1.2 million decrease in income from our venture capital fund investments due to unrealized losses. The increase in core banking noninterest income was offset by higher net losses on the sale of securities of $0.3 million, lower warrant income of $0.2 million, and lower gains on sales of SBA loans of $0.2 million. Quarterly results from our venture capital fund investments are not indicative of annual results as income from venture capital fund investments can be volatile. Core banking noninterest income was $12.1 million for the nine months ended September 30, 2014, an increase of $2.3 million, or 24.1%, compared to the nine months ended September 30, 2013. Total noninterest income increased $0.7 million, or 3.8%, compared to the nine months ended September 30, 2013, as the $2.3 million increase in core banking noninterest income was largely offset by higher net losses on the sale of securities of $0.4 million, lower warrant income of $0.3 million, and lower gains on sales of SBA loans of $0.9 million.
Noninterest expense increased $3.2 million, or 23.3%, compared to the three months ended September 30, 2013 and increased $8.2 million, or 20.1%, compared to the nine months ended September 30, 2013. As we continue to grow our business and add employees to support our growth, we will continue to incur additional personnel and benefits expenses related to such growth. In addition, our occupancy, data processing and furniture and equipment expenses are increasing in 2014 due to expansion of our loan production offices and banking system updates. Expansion of our loan production offices and system updates have and will continue to result in increased expenses in 2014 and into 2015. Increases in the provision for unfunded credit commitments compared to the three and nine months ended September 30, 2013, also contributed to higher noninterest expense.
On March 31, 2014, we sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses. We intend to use these proceeds to support our long-term growth by enhancing our capital ratios in light of Basel III, and for general working capital and other corporate purposes. On April 2, 2014, all 5,000 shares of Series A 5% Fixed Rate Cumulative Convertible Preferred Stock were converted by the holder into 500,070 shares of common stock. During the nine months ended September 30, 2014, investors converted $7.4 million of outstanding convertible trust preferred securities into 741,500 common shares. At September 30, 2014, no convertible trust preferred securities remained outstanding.
Critical Accounting Policies and Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our unaudited interim consolidated financial statements, which were prepared in accordance with GAAP. In preparing our unaudited interim consolidated financial statements, we made certain estimates that were critical in nature to our financial condition and results of operations as they require us to make especially difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported using different conditions and assumptions. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
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
RESULTS OF OPERATIONS
Performance Summary
Three Months Ended September 30, 2014 and 2013. For the three months ended September 30, 2014, we reported net income available to common shareholders of $8.8 million, an increase of $1.8 million, or 26.7%, compared to net income available to common shareholders of $6.9 million for the three months ended September 30, 2013. The increase resulted from a $7.1 million, or 36.3%, increase in net interest income, partially offset by a $1.2 million, or 17.8%, decrease in noninterest income and a $3.2 million, or 23.3%, increase in noninterest expense.
The increase in net interest income compared to the three months ended September 30, 2013 was primarily the result of our continued success in growing our loan portfolio and low cost deposits, along with higher balances and yields on our investment portfolio. The decrease in noninterest income was primarily due to a $1.2 million decrease in income from our venture capital fund investments due to unrealized losses, higher net losses on the sale of securities of $0.3 million, lower warrant income of $0.2 million, and $0.2 million lower gain on sale of SBA loans due to our strategic decision to hold more SBA loans in our loan portfolio, partially offset by a $0.9 million increase in core banking noninterest income. The increase in noninterest expense compared to the three months ended September 30, 2013 was primarily due to $2.2 million higher personnel expenses in the three months ended September 30, 2014 driven by an increase of 27 full-time equivalent employees and higher incentive compensation expense. Increases in data processing and furniture and equipment expenses also contributed to higher total noninterest expense.
Nine Months Ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, we reported net income available to common shareholders of $24.6 million, an increase of $9.3 million, or 61.2%, compared to net income available to common shareholders of $15.3 million for the nine months ended September 30, 2013. The increase resulted from a $20.1 million, or 37.2%, increase in net interest income and a $0.7 million, or 3.8%, increase in noninterest income, partially offset by a $8.2 million, or 20.1%, increase in noninterest expense.
The increase in net interest income compared to the nine months ended September 30, 2013 was primarily the result of the same factors as in the three months ended September 30, 2014. The increase in noninterest income was primarily due to a $2.3 million increase in core banking noninterest income, which was largely offset by higher net losses on the sale of securities of $0.4 million, lower warrant income of $0.3 million, and lower gain on sale of SBA loans of $0.9 million due to our strategic decision to hold more SBA loans in our loan portfolio. The increase in noninterest expense was largely due to $6.0 million higher personnel expenses driven by the increase in full-time equivalent employees and higher incentive compensation expense, as well as the increases in the provision for unfunded credit commitments and higher data processing and furniture and equipment expenses.

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
Net Interest Income (Fully Tax Equivalent Basis)
Three Months Ended September 30, 2014 and 2013. For the three months ended September 30, 2014, net interest income increased $7.3 million, or 35.4%, to $27.9 million compared to the three months ended September 30, 2013. This increase was primarily driven by a $7.1 million, or 33.9%, increase in interest income. Our interest income increase primarily resulted from:

•
a $4.4 million, or 29.3%, increase to $19.3 million in interest income on loans, resulting from a 29.7% higher average balance, partially offset by a 2 basis point decline in the yield earned. The 2 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $2.3 million, or 67.8%, increase to $5.6 million in interest income on taxable securities due to a 43.8% higher average balance and a 28 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $0.4 million, or 17.1%, increase to $3.0 million in interest income on nontaxable securities caused by a 13.0% higher average balance and a 17 basis point increase in the yield earned on nontaxable securities. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.2 million represented a 56.6% decrease from the three months ended September 30, 2013, and was primarily driven by the conversion to common stock of the trust preferred securities in the first half of 2014, and lower yields paid on demand deposit and money market accounts.
Nine Months Ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, net interest income increased $21.0 million, or 37.3%, to $77.2 million compared to the nine months ended September 30, 2013. This increase was primarily driven by a $20.6 million, or 36.0%, increase in interest income. Our interest income increase primarily resulted from:

•
a $11.9 million, or 28.6%, increase to $53.4 million in interest income on loans, resulting from a 30.4% higher average balance, partially offset by a 9 basis point decrease in the yield earned. The 9 basis point decrease in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $6.2 million, or 67.0%, increase to $15.5 million in interest income on taxable securities due to a 34.6% higher average balance and a 39 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $2.4 million, or 39.9%, increase to $8.6 million in interest income on nontaxable securities caused by a 29.4% higher average balance and a 37 basis point increase in the yield earned. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.6 million represented a 34.6% decrease from the nine months ended September 30, 2013. This decrease was largely due to the 55.2% decrease in the average balance on junior subordinated debt. Lower yields paid on deposits also contributed to the decrease in interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Lower yields paid on deposits resulted in a slight decrease in interest expense despite a $144.4 million, or 21.1%, increase in the average balance on interest-bearing deposits.

Net Interest Margin (Fully Tax Equivalent Basis)
Three and Nine Months Ended September 30, 2014 and 2013. Our net interest margin increased to 4.00% from 3.95% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and increased to 4.04% from 3.89% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The primary reasons for these increases were:

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal Reserve deposits, federal funds sold and other short-term investments	$152,008	$104	0.27%	$111,426	$78	0.28%
Loans, net of unearned income	1,223,906	19,326	6.26	943,696	14,949	6.28
Nontaxable securities	248,629	3,020	4.82	220,063	2,578	4.65
Taxable securities	1,137,127	5,567	1.94	790,777	3,317	1.66
Total interest-earning assets	2,761,670	28,017	4.02	2,065,962	20,922	4.02
Less: Allowance for loan losses	(22,888)			(18,038)
Noninterest-earning assets	99,487			75,435
Total assets	$2,838,269			$2,123,359
Interest-bearing liabilities:
Demand deposits	$87,957	18	0.08	$92,500	33	0.14
Money market	765,338	115	0.06	641,159	131	0.08
Time deposits	27,997	16	0.22	28,872	17	0.23
Total interest-bearing deposits	881,292	149	0.07	762,531	181	0.09
FHLB advances	543	—	0.14	4,783	—	—
Repurchase agreements	—	—	—	22,525	6	—
Junior subordinated debt	—	1	—	6,205	159	10.10
Total interest-bearing liabilities	881,835	150	0.07	796,044	346	0.17
Noninterest-bearing deposits	1,652,486			1,138,044
Other noninterest-bearing liabilities	14,927			9,313
Total liabilities	2,549,248			1,943,401
Total shareholders’ equity	289,021			179,958
Total liabilities and shareholders’ equity	$2,838,269			$2,123,359
Net interest income		$27,867			$20,576
Interest rate spread			3.95%			3.85%
Net interest margin			4.00%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			313.17%			259.53%

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Federal Reserve deposits, federal funds sold and other short-term investments	$155,406	$305	0.26%	$114,901	$233	0.27%
Loans, net of unearned income	1,138,097	53,448	6.28	872,873	41,575	6.37
Nontaxable securities	236,695	8,566	4.84	182,921	6,121	4.47
Taxable securities	1,019,894	15,511	2.03	757,579	9,287	1.64
Total interest-earning assets	2,550,092	77,830	4.08	1,928,274	57,216	3.97
Less: Allowance for loan losses	(20,827)			(16,503)
Noninterest-earning assets	91,419			81,373
Total assets	$2,620,684			$1,993,144
Interest-bearing liabilities:
Demand deposits	$107,276	63	0.08	$56,008	61	0.14
Money market	692,178	314	0.06	594,153	369	0.08
Time deposits	28,090	46	0.22	32,958	46	0.19
Total interest-bearing deposits	827,544	423	0.07	683,119	476	0.09
FHLB advances	842	2	0.35	9,670	24	0.34
Repurchase agreements	2,009	1	—	7,592	6	—
Junior subordinated debt	2,781	216	10.36	6,205	475	10.24
Total interest-bearing liabilities	833,176	642	0.10	706,586	981	0.19
Noninterest-bearing deposits	1,521,635			1,093,411
Other noninterest-bearing liabilities	11,470			11,828
Total liabilities	2,366,281			1,811,825
Total shareholders’ equity	254,403			181,319
Total liabilities and shareholders’ equity	$2,620,684			$1,993,144
Net interest income		$77,188			$56,235
Interest rate spread			3.98%			3.78%
Net interest margin			4.04%			3.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			306.07%			272.90%

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

	Three Months Ended September 30, 2014
	Compared to
	Three Months Ended September 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Federal Reserve deposits, federal funds sold and other short-term investments	$5	$21	$26
Loans, net of unearned income	(62)	4,439	4,377
Nontaxable securities(1)	8	434	442
Taxable securities	10	2,240	2,250
Total interest-earning assets	(39)	7,134	7,095
Interest expense:
Demand deposits	(13)	(2)	(15)
Money market	(42)	26	(16)
Time deposits	—	(1)	(1)
Borrowings	(8)	(156)	(164)
Total interest-bearing liabilities	(63)	(133)	(196)
Change in net interest income	$24	$7,267	$7,291

(1)	Tax equivalent income.

	Nine Months Ended September 30, 2014
	Compared to
	Nine Months Ended September 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Federal Reserve deposits, federal funds sold and other short-term investments	$(2)	$74	$72
Loans, net of unearned income	(760)	12,633	11,873
Nontaxable securities(1)	792	1,653	2,445
Taxable securities	1,607	4,617	6,224
Total interest-earning assets	1,637	18,977	20,614
Interest expense:
Demand deposits	(54)	56	2
Money market	(117)	62	(55)
Time deposits	7	(7)	—
Borrowings	104	(390)	(286)
Total interest-bearing liabilities	(60)	(279)	(339)
Change in net interest income	$1,697	$19,256	$20,953

(1)	Tax equivalent income.

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
Three and Nine Months Ended September 30, 2014 and 2013. For the three months ended September 30, 2014, the provision for loan losses was $2.5 million, a decrease of $0.4 million, or 12.3%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for loan losses was $8.6 million, a decrease of $0.7 million, or 7.8%, compared to the nine months ended September 30, 2013. The lower provision for the three and nine months ended September 30, 2014 reflected an overall improvement in credit quality, partially offset by the growth in our loan portfolio. At September 30, 2014, nonperforming loans totaled $11.8 million, or 0.93%, of total loans compared to $14.5 million, or 1.34%, of total loans, at December 31, 2013, and $13.4 million, or 1.32%, at September 30, 2013. Net loan charge-offs were $1.2 million, or 0.40%, of average loans (annualized) for the three months ended September 30, 2014, compared to net loan charge-offs of $3.0 million, or 1.25%, of average loans (annualized) for the three months ended September 30, 2013. The allowance for loan losses to nonperforming loans at September 30, 2014 was 193.38%, compared to 134.56% at September 30, 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for a discussion of credit risk and credit quality.
Noninterest Income
Three and Nine Months Ended September 30, 2014 and 2013. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$1,150	$1,069	$81	7.6%
Foreign exchange fees	1,792	1,270	522	41.1
Credit card and merchant income	914	605	309	51.1
Letter of credit fees	293	271	22	8.1
Client investment fees(1)	79	48	31	64.6
Loan documentation fees(1)	103	153	(50)	(32.7)
Total core banking noninterest income	4,331	3,416	915	26.8
Net (loss) gain on securities	(235)	65	(300)	(461.5)
Warrant income	721	899	(178)	(19.8)
Gain on sale of loans	248	444	(196)	(44.1)
Bank owned life insurance	330	298	32	10.7
Other	137	1,607	(1,470)	(91.5)
Total noninterest income	$5,532	$6,729	$(1,197)	(17.8)%
(1) Included in other noninterest income in the consolidated statements of operations.

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$3,345	$3,020	$325	10.8%
Foreign exchange fees	4,795	3,635	1,160	31.9
Credit card and merchant income	2,314	1,787	527	29.5
Letter of credit fees	1,104	785	319	40.6
Client investment fees(1)	185	171	14	8.2
Loan documentation fees(1)	336	333	3	0.9
Total core banking noninterest income	12,079	9,731	2,348	24.1
Net (loss) gain on securities	(231)	171	(402)	(235.1)
Warrant income	2,937	3,263	(326)	(10.0)
Gain on sale of loans	750	1,665	(915)	(55.0)
Bank owned life insurance	936	771	165	21.4
Other(1)	2,573	2,739	(166)	(6.1)
Total noninterest income	$19,044	$18,340	$704	3.8%
(1) Included in other noninterest income in the consolidated statements of operations.
Core banking noninterest income represents recurring income from traditional banking services provided to our customers. The $0.9 million, or 26.8%, and $2.3 million, or 24.1%, increase in core banking noninterest income for the three and nine months ended September 30, 2014, respectively, was primarily due to an increased customer base combined with increased utilization of our core banking services by our customers. Service charges and fees represent fees earned on our deposit accounts. Foreign exchange fees are primarily transaction-based fees earned from our customers for performing foreign currency-based transactions on their behalf. The increase in foreign exchange fees reflects the expanding geographic footprint of our clients, and our ability to cross-sell our banking services. Additionally, foreign exchange fee income fluctuates based on our customers' needs for foreign currency-based transactions and the three months ended September 30, 2014 reflects certain large transactions, which may not occur in future periods. Credit card and merchant income represents fees earned on credit card accounts and transactions. The increase in credit card and merchant income reflects growth in credit card accounts. Credit card balances outstanding were $19.3 million, $11.6 million and $9.2 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Letters of credit fees represent fees charged to issue and process letters of credit for customers. The increase in letters of credit fees for the nine months ended September 30, 2014 was driven by an increase in the volume of letters of credit. These increases in fees for the three and nine months ended September 30, 2014 are consistent with new customer growth and increased utilization of our core banking services by our existing customers.
For the three and nine months ended September 30, 2014, net loss on the sale of securities includes losses on the sale of equity securities held in our investment portfolio that we obtained in public companies through the exercise of warrants and the decrease in gain on sale of loans was due to our strategic decision to hold more SBA loans in our loan portfolio.
The decrease in our other noninterest income for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily driven by a $1.2 million decrease in income from our venture capital fund investments due to unrealized losses. Quarterly results from our venture capital fund investments are not indicative of annual results as income from venture capital fund investments can be volatile. See Note 15 for further information regarding our venture capital fund investments.
Warrant income includes income realized upon the exercise of a warrant, as well as unrealized gains and losses from the quarterly mark-to-market of our warrant portfolio. The timing and volume of successful liquidity events, including IPOs, for the clients in which we had taken warrant positions, and changes in the fair value of our equity warrant assets drive variances in warrant income. The variances in warrant income demonstrate the volatility of this income which is created, in part, by the erratic nature of public equity markets and their receptivity to IPOs.

The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 14 to the interim consolidated financial statements):

	Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$1,805	$2,433	$(628)	(25.8)%
Non-monetized write off of warrant assets	(178)	(132)	(46)	34.8
Net realized gains on equity warrants	1,627	2,301	(674)	(29.3)
Change in fair value	(906)	(1,402)	496	35.4
Warrant income	$721	$899	$(178)	(19.8)%

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$4,821	$4,043	$778	19.2%
Non-monetized write off of warrant assets	(354)	(310)	(44)	14.2
Net realized gains on equity warrants	4,467	3,733	734	19.7
Change in fair value	(1,530)	(470)	(1,060)	(225.5)
Warrant income	$2,937	$3,263	$(326)	(10.0)%
During the three and nine months ended September 30, 2014, our net realized gains were largely driven by public company equity warrants. During the three months ended September 30, 2014, we realized warrant gains in 15 companies, including the exercise of warrants with a total value of $1.4 million for equity securities in six publicly traded companies, of which five companies had conducted IPOs in 2014. During the three months ended September 30, 2014, the Company monetized equity securities for $0.7 million in proceeds following the expiration of their applicable lock-up periods. The equity securities had an initial value of $0.9 million and we recognized a loss of $0.2 million. We had obtained these equity securities through the exercise of warrants in two public companies.
During the nine months ended September 30, 2014 , we realized warrant gains in 48 companies, including the exercise of warrants with a total value of $2.8 million for equity securities in 10 publicly traded companies, of which eight companies had conducted IPOs in 2014. During the nine months ended September 30, 2014, the Company monetized equity securities for $1.0 million in proceeds following the expiration of their applicable lock-up periods. The equity securities had an initial value of $1.2 million and we recognized a loss of $0.2 million. We had obtained these equity securities through the exercise of warrants in three public companies.
During the three and nine months ended September 30, 2013, we realized warrant gains in 9 companies, and 23 companies, respectively, including the monetization of warrants and a realized gain of $1.3 million on the exercise of warrants in one portfolio company client that conducted an IPO. The Company did not have equity securities obtained from the exercise of warrants in our available for sale portfolio in 2013.

Noninterest Expense
Three and Nine Months Ended September 30, 2014 and 2013. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	$10,790	$8,639	$2,151	24.9%
Occupancy	713	691	22	3.2
Data processing	1,090	897	193	21.5
Furniture and equipment	769	589	180	30.6
Advertising and promotions	223	267	(44)	(16.5)
Professional fees	976	876	100	11.4
Telecommunications	246	283	(37)	(13.1)
Travel	259	211	48	22.7
FDIC assessment	393	349	44	12.6
Other	1,376	857	519	60.6
Total noninterest expense	$16,835	$13,659	$3,176	23.3%

	Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	32,148	$26,128	$6,020	23.0%
Occupancy	2,227	2,082	145	7.0
Data processing	2,830	2,229	601	27.0
Furniture and equipment	2,131	1,850	281	15.2
Advertising and promotions	840	891	(51)	(5.7)
Professional fees	2,363	2,280	83	3.6
Telecommunications	791	866	(75)	(8.7)
Travel	717	762	(45)	(5.9)
FDIC assessment	1,145	949	196	20.7
Other	3,826	2,768	1,058	38.2
Total noninterest expense	$49,018	$40,805	$8,213	20.1%
Personnel represented 64.1% of our total noninterest expense and increased $2.2 million, or 24.9%, for the three months ended September 30, 2014, and 65.6% of our total noninterest expense and increased $6.0 million, or 23.0%, for the nine months ended September 30, 2014. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 253 at September 30, 2014, from 226 at September 30, 2013, to drive and support our balance sheet and income growth. Over the past year we have added 18 venture bankers and client managers in key markets, including Menlo Park, San Francisco, San Diego, Los Angeles, Orange County and Campbell, CA, and Boston, Chicago and New York. Additionally, our acquisition of Sand Hill Finance on December 31, 2013 yielded seven additional employees. In addition, our occupancy and furniture and equipment expenses are increasing in 2014 due to our assumption of the leases for the Sand Hill Finance LLC offices, the addition of new loan production offices in San Francisco which opened in the second quarter, and Chicago which is expected to open later in 2014, and an increase in our lease expenses for one of our existing loan production offices. Data processing fees have also increased to support our overall growth in connection with upgrades for our lending and credit operations. These updates have and will continue to result in increased expenses in 2014. Higher other noninterest expense was primarily driven by an increase in the provision for unfunded credit commitments.

Income Tax Provision
Three and Nine Months Ended September 30, 2014 and 2013. Income tax expense increased $1.3 million, or 45.4%, for the three months ended September 30, 2014 as compared to the same period in the prior year, primarily due to a $3.1 million, or 31.4%, increase in pre-tax income. Income tax expense increased $4.1 million, or 60.0%, for the nine months ended September 30, 2014 as compared to the same period in the prior year, primarily due to a $13.3 million, or 59.7%, increase in pre-tax income. Our effective tax rate increased to 32.7% for the three months ended September 30, 2014 from 29.6% for the three months ended September 30, 2013, and to 30.8% for the nine months ended September 30, 2014 from 30.7% for the nine months ended September 30, 2013, as a result of the tax impact of the one-time gain recorded on the transfer of the contract for the management of Square 1 Venture 1, L.P. to a third party and a decrease in our tax preferred income from our municipal securities portfolio.
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $661.8 million, or 28.4%, to $3.0 billion at September 30, 2014, from $2.3 billion at December 31, 2013, primarily due to deposit growth of $561.7 million and the proceeds of our initial public offering of $51.1 million, which resulted in $79.9 million in additional period end cash and cash equivalents, a $386.5 million increase in our investment securities portfolio, and a $188.9 million increase in our loan portfolio.
Our deposit and loan portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$202,154	15.81%	$110,260	9.45%	$1,250,453	46.86%
Expansion	603,802	47.22	337,667	28.93	588,717	22.06
Late	227,077	17.76	171,920	14.73	380,833	14.27
Total portfolio company	1,033,033	80.79	619,847	53.11	2,220,003	83.19
Venture capital/private equity	159,349	12.46	519,552	44.52	448,025	16.79
SBA and USDA	67,067	5.24	5,059	0.43	417	0.02
Credit cards	19,345	1.51	22,657	1.94	—	—
Total	1,278,794	100.00%	$1,167,115	100.00%	$2,668,445	100.00%
Less unearned income	(7,337)
Total loans, net of unearned income	$1,271,457

	December 31, 2013
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$146,096	13.44%	$81,611	8.35%	$730,511	34.67%
Expansion	590,511	54.32	299,898	30.69	746,032	35.41
Late	143,925	13.24	163,231	16.70	223,989	10.63
Total portfolio company	880,532	81.00	544,740	55.74	1,700,532	80.71
Venture capital/private equity	143,468	13.20	415,830	42.55	405,870	19.27
SBA and USDA	51,510	4.74	2,388	0.25	325	0.02
Credit cards	11,575	1.06	14,304	1.46	—	—
Total	1,087,085	100.00%	$977,262	100.00%	$2,106,727	100.00%
Less unearned income	(4,549)
Total loans, net of unearned income	$1,082,536
Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$634,908	49.65%	$543,788	50.02%
Life sciences	240,375	18.80	224,069	20.61
Asset-based loans	152,282	11.91	111,251	10.24
Venture capital/private equity	159,349	12.46	143,468	13.20
SBA and USDA	33,245	2.60	23,719	2.18
Other	5,468	0.42	1,424	0.13
Total commercial loans	1,225,627	95.84	1,047,719	96.38
Real estate loans:
SBA and USDA	31,532	2.47	27,504	2.53
Total real estate loans	31,532	2.47	27,504	2.53
Construction:
SBA and USDA	2,290	0.18	287	0.03
Total construction loans	2,290	0.18	287	0.03
Credit cards	19,345	1.51	11,575	1.06
Total loans	1,278,794	100.00%	1,087,085	100.00%
Less unearned income(1)	(7,337)		(4,549)
Total loans, net of unearned income	$1,271,457		$1,082,536

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 17.0% increase in commercial loans from December 31, 2013 to September 30, 2014 was primarily driven by increases in total loans to venture-backed companies and the venture firm client industry segment. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from period-to-period based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons. Growth in SBA and USDA loans also contributed to the overall growth in commercial loans from December 31, 2013 to September 30, 2014.
Total loans to venture-backed companies were up $148.5 million, or 16.9%, while loans to venture firms increased $15.9 million, or 11.1%, at September 30, 2014 compared to December 31, 2013. Our asset-based loans to venture-backed companies increased $41.0 million, or 36.9%, from December 31, 2013 to September 30, 2014. This increase in our asset-based loans was primarily due to our strategic focus on expanding this product line to better serve the needs of our expansion and late stage clients.
We began offering SBA and USDA loans in 2011. At September 30, 2014, SBA and USDA loans represented 5.2% of our loan portfolio compared to 4.7% at December 31, 2013. Total SBA and USDA loans increased $15.6 million, or 30.2%, from December 31, 2013 to September 30, 2014. We expect to continue to grow our SBA and USDA loan portfolio as we originate new loans and sell a portion of the guaranteed balances. We also made a strategic decision to hold more SBA loans in our loan portfolio.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
The breakdown of total loans by industry sector at September 30, 2014 and December 31, 2013, is as follows:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$172,898	13.60%	$178,408	16.47%
Business products and services	121,033	9.52	56,635	5.23
Hardware	112,748	8.87	76,203	7.04
Consumer products and services	98,896	7.78	55,985	5.17
Media and telecom	91,796	7.22	70,470	6.51
Biotech	91,760	7.22	55,180	5.10
Healthcare services	79,534	6.26	75,311	6.96
IT services	65,520	5.15	68,203	6.30
Medical devices and equipment	56,755	4.46	57,725	5.33
Financial services	39,400	3.10	55,215	5.10
Other industries	102,764	8.08	131,332	12.13
Total venture portfolio industry	1,033,104	81.26	880,667	81.34
VCS	159,349	12.53	143,468	13.25
SBA and USDA	67,067	5.28	51,510	4.76
Credit cards	19,345	1.52	11,575	1.08
Other (overdrafts and in-process)	(71)	(0.01)	(135)	(0.01)
Total loans	1,278,794	100.58	1,087,085	100.42
Less unearned income	(7,337)	(0.58)	(4,549)	(0.42)
Loans, net of unearned income	$1,271,457	100.00%	$1,082,536	100.00%

The following table provides a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$634,908	259	$357,825	225	$182,610	27	$94,473	7
Life sciences	240,375	73	105,070	57	75,196	12	60,109	4
Asset-based loans	152,282	74	38,325	64	35,935	5	78,022	5
Venture capital/private equity	159,349	62	53,877	53	25,797	4	79,675	5
SBA and USDA	33,245	55	33,245	55	—	—	—	—
Other	5,468	11	5,468	11	—	—	—	—
Total commercial loans	1,225,627	534	593,810	465	319,538	48	312,279	21
Real estate loans:
SBA and USDA	31,532	53	25,659	52	5,873	1	—	—
Total real estate loans	31,532	53	25,659	52	5,873	1	—	—
Construction loans:
SBA and USDA	2,290	4	2,290	4	—	—	—	—
Total construction loans	2,290	4	2,290	4	—	—	—	—
Credit cards	19,345	498	19,345	498	—	—	—	—
Total loans	1,278,794	1,089	$641,104	1,019	$325,411	49	$312,279	21
Less unearned income	(7,337)
Loans, net of unearned income	$1,271,457

	December 31, 2013
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$543,788	248	$341,433	220	$185,189	27	$17,166	1
Life sciences	224,069	70	98,910	56	67,259	10	57,900	4
Asset-based loans	111,251	58	43,494	53	9,217	1	58,540	4
Venture firm	143,468	70	60,168	61	40,496	6	42,804	3
SBA and USDA	23,719	40	23,719	40	—	—	—	—
Other	1,424	18	1,424	18	—	—	—	—
Total commercial loans	1,047,719	504	569,148	448	302,161	44	176,410	12
Real estate loans:
SBA and USDA	27,504	44	21,669	43	5,835	1	—	—
Total real estate loans	27,504	44	21,669	43	5,835	1	—	—
Construction loans:
SBA and USDA	287	1	287	1	—	—	—	—
Total construction loans	287	1	287	1	—	—	—	—
Credit cards	11,575	578	11,575	578	—	—	—	—
Total loans	1,087,085	1,127	$602,679	1,070	$307,996	45	$176,410	12
Less unearned income	(4,549)
Loans, net of unearned income	$1,082,536

Loan Maturity
At September 30, 2014, 91.3%, or $1.2 billion, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 92.7%, or $1.0 billion, at December 31, 2013. At September 30, 2014, just over 48% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 9% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at September 30, 2014 and December 31, 2013, for fixed and variable rate loans:

	September 30, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$8,401	$9,564	$—	$17,965
Life sciences	6,020	58,477	—	64,497
Asset-based loans	22,103	1,362	—	23,465
Venture capital/private equity	—	366	—	366
SBA and USDA	—	—	1,176	1,176
Other	—	—	3,778	3,778
Total commercial loans	36,524	69,769	4,954	111,247
Real estate loans:
SBA and USDA	—	—	491	491
Total real estate loans	—	—	491	491
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$36,524	$69,769	$5,445	$111,738
Variable-rate loans:
Commercial loans:
Technology	$270,014	$346,929	$—	$616,943
Life sciences	74,463	101,415	—	175,878
Asset-based loans	66,791	62,026	—	128,817
Venture capital/private equity	141,964	14,670	2,349	158,983
SBA and USDA	—	89	31,980	32,069
Other	1,690	—	—	1,690
Total commercial loans	554,922	525,129	34,329	1,114,380
Real estate loans:
SBA and USDA	—	38	31,003	31,041
Total real estate loans	—	38	31,003	31,041
Construction loans:
SBA and USDA	—	—	2,290	2,290
Total construction loans	—	—	2,290	2,290
Credit cards	19,345	—	—	19,345
Total variable rate loans	$574,267	$525,167	$67,622	1,167,056
Less unearned income				(7,337)
Total loans, net of unearned income				$1,271,457

	December 31, 2013
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$1,948	$4,414	$—	$6,362
Life sciences	6,273	26,343	—	32,616
Asset-based loans	19,217	18,646	—	37,863
Venture capital/private equity	—	452	—	452
SBA and USDA	—	—	—	—
Other	—	—	528	528
Total commercial loans	27,438	49,855	528	77,821
Real estate loans:
SBA and USDA	—	—	1,900	1,900
Total real estate loans	—	—	1,900	1,900
Construction	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$27,438	$49,855	$2,428	$79,721
Variable-rate loans:
Commercial loans:
Technology	$219,877	$317,549	$—	$537,426
Life sciences	39,117	152,336	—	191,453
Asset-based loans	50,930	22,458	—	73,388
Venture capital/private equity	121,760	19,547	1,709	143,016
SBA and USDA	—	—	23,719	23,719
Other	896	—	—	896
Total commercial loans	432,580	511,890	25,428	969,898
Real estate loans:
SBA and USDA	—	—	25,604	25,604
Total real estate loans	—	—	25,604	25,604
Construction loans:
SBA and USDA	—	—	287	287
Total construction loans	—	—	287	287
Credit cards	11,575	—	—	11,575
Total variable rate loans	$444,155	$511,890	$51,319	1,007,364
Less unearned income				(4,549)
Total loans, net of unearned income				$1,082,536
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.
Investment Securities
Investment securities totaled $1.5 billion at September 30, 2014, an increase of $386.5 million, or 35.8%, compared to $1.1 billion at December 31, 2013. See Notes 3 and 15 to the unaudited interim consolidated financial statements.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
Our available-for-sale securities portfolio totaled $1.2 billion at September 30, 2014, an increase of $262.7 million, or 28.4%, compared to $924.2 million at December 31, 2013. The increase was primarily due to purchases of new investment securities, consisting mostly of agency and non-agency mortgage backed securities and other asset backed securities.
Our held to maturity securities portfolio is mainly comprised of municipal bonds, which we began purchasing for this portfolio in 2011. Prior to that, our held to maturity securities portfolio was primarily comprised of agency mortgage-backed securities. Our held to maturity securities portfolio had an amortized cost of $278.1 million at September 30, 2014, an increase of $123.9 million, or 80.3%, compared to $154.3 million at December 31, 2013. The increase in this portfolio was primarily due to our purchase of new municipal bond securities and agency mortgage backed securities that we intend to hold until they are either called or reach maturity.
At September 30, 2014, the duration of our available-for-sale securities portfolio was approximately 2.1 years and the overall investment securities portfolio duration was 2.7 years.
The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 33.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

		September 30, 2014
		Less than One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
U.S. Treasuries	$19,679	$—		$19,679	1.29%	$—		$—
Agency direct obligations	34,534	3,890	2.75	30,644	0.76	—		—
SBA pools	143,110	—		5,200	1.63	60,428	1.63	77,482	1.63
Agency mortgage-backed securities	577,389	—		1,856	0.70	35,356	1.46	540,177	2.29
Municipal bonds	116,840	—		55,687	1.57	12,950	1.33	48,203	2.49
Corporates	96,402	—		—		12,016	3.66	84,386	4.39
Non-agency mortgage-backed securities	132,909	—		1,495	3.62	15,316	3.39	116,098	2.52
Other asset-backed securities	49,574	12,999	2.71	15,831	2.21	15,277	2.90	5,467	1.11
Equity securities	2,764	—		—		—		2,764	—
Total available for sale securities	$1,173,201	$16,889	2.72%	$130,392	1.43%	$151,343	2.03%	$874,577	2.46%
Held-to-maturity securities:
Contractual maturity
Agency mortgage-backed securities	$60,663	$—		$—		$—		$60,663	3.17%
Municipal bonds	165,531	—		—		7,460	2.59	158,071	5.45
Corporates	51,927	—		—		—		51,927	4.28
Total held-to-maturity	$278,121	$—	—%	$—		$7,460	2.59%	$270,661	4.71%
Total securities	$1,451,322	$16,889	2.72%	$130,392	1.43%	$158,803	2.06%	$1,145,238	2.99%

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
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice generally is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $4.1 million and $5.1 million in 451 and 451 companies at September 30, 2014 and December 31, 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At September 30, 2014, the $4.1 million valuation on warrants held included $0.1 million in equity securities of five publicly traded companies, which we intend to monetize upon removal of all sale restriction for those securities, compared to $1.0 million held in equity securities of three publicly traded companies at December 31, 2013.
During the three and nine months ended September 30, 2014, the Company exercised warrants with a total value of $1.4 million and $2.8 million, respectively, and received equity securities in six and 10 publicly traded companies, respectively. The Company sold a portion of these securities during the three and nine months ended September 30, 2014 (see discussion under "Results of Operations - Noninterest Income"). At September 30, 2014, the fair value of equity securities included in equity securities within our available-for-sale investments obtained through the exercise of warrants and still held was $1.3 million (see Note 3). The Company did not have equity securities obtained from the exercise of warrants in our available for sale portfolio in 2013. See Notes 14 and 15 for further information regarding our equity warrant assets.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. At September 30, 2014, we had $9.8 million in gross notional customer outstanding forward contracts and an offsetting $9.7 million in gross national correspondent bank outstanding forward contracts. At December 31, 2013, we had $3.9 million in gross notional customer outstanding forward contracts and an offsetting $3.8 million in gross national correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$1,712,674	64.18%	$1,380,024	65.51%
Interest-bearing deposits:
Demand deposits	164,859	6.18	103,638	4.92
Money market	774,405	29.02	596,247	28.30
Time deposits	16,507	0.62	26,818	1.27
Total period end deposits	$2,668,445	100.00%	$2,106,727	100.00%
The following tables set forth the composition of our average deposits for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,652,486	65.22%	$1,138,044	59.87%
Interest-bearing deposits:
Demand deposits	87,957	3.47	92,500	4.87
Money market	765,338	30.21	641,159	33.74
Time deposits	27,997	1.10	28,872	1.52
Total average deposits	$2,533,778	100.00%	$1,900,575	100.00%

	Nine Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,521,635	64.77%	$1,093,411	61.55%
Interest-bearing deposits:
Demand deposits	107,276	4.57	56,008	3.15
Money market	692,178	29.46	594,153	33.44
Time deposits	28,090	1.20	32,958	1.86
Total average deposits	$2,349,179	100.00%	$1,776,530	100.00%
Our deposits increased to $2.7 billion at September 30, 2014, from $2.1 billion at December 31, 2013, an increase of $561.7 million, or 26.7%. This increase was primarily due to growth of our client base and a continued strong funding environment for venture-backed firms. Our noninterest-bearing deposits increased $332.7 million, or 24.1%, and our interest-bearing deposits increased $229.1 million, or 31.5%, during the period.
At September 30, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $16.2 million. At September 30, 2014, substantially all time deposit accounts in amounts equal to or greater than $100,000 were scheduled to mature within one year.

Client Investment Funds
We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. For example, we offer our clients alternative cash investment vehicles such as sweep accounts and investments in the CDARS, the latter of which allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. At September 30, 2014 and December 31, 2013, Square 1 Asset Management had $609.3 million and $108.1 million, respectively, of assets under management. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management.
The following table sets forth the composition of our client investment funds at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$609,284	$108,105	463.6%
Sweep money market funds	241,274	271,823	(11.2)
CDARS	107,076	177,955	(39.8)
Total period-end client investment funds	$957,634	$557,883	71.7%
N/M = Not meaningful
The following tables set forth the composition of average client investment funds for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$483,147	$6,815	6,989.5%
Sweep money market funds	254,456	219,907	15.7
CDARS	194,177	216,890	(10.5)
Total average client investment funds	$931,780	$443,612	110.0%

	Nine Months Ended September 30,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$280,181	$2,297	12,097.7%
Sweep money market funds	288,616	214,694	34.4
CDARS	202,908	188,321	7.7
Total average client investment funds	$771,705	$405,312	90.4%
N/M = Not meaningful
Repurchase Agreements and Borrowings
As a result of strong deposit growth and proceeds from the initial public offering of our common stock, we decreased borrowings by $18.9 million at September 30, 2014. Repurchase agreements decreased $12.7 million as the result of customer repurchase agreements moving to Square 1 Asset Management, and the remaining $6.2 million balance of subordinated debentures, including respective remaining debt discount, was redeemed as $7.4 million in trust preferred securities were converted to common shares during the nine months ended September 30, 2014. See Note 7 for further information regarding our repurchase agreements and Note 8 for further discussion of our borrowings.

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,167,115	$977,262
Standby letters of credit(2)	68,155	89,232
Total commitments	$1,235,270	$1,066,494

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the three and nine months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$10,427	$12,153
Life sciences	1,107	—
SBA and USDA	264	648
Total commercial loans	11,798	12,801
Real estate loans:
SBA and USDA	—	1,665
Total real estate loans	—	1,665
Total nonaccrual loans	11,798	14,466
Other real estate owned	—	—
Total nonperforming loans	$11,798	$14,466
Total accruing loans past 90 days or more	$—	$—
Foreclosed assets(1)	—	119
Nonaccrual troubled debt restructurings	3,907	3,379
Total troubled debt restructurings	3,907	3,379
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(3,907)	(3,379)
Total nonperforming assets and troubled debt restructurings	$11,798	$14,585
Total nonperforming loans to total loans	0.93%	1.34%
Total nonperforming loans to total assets	0.39%	0.62%
Total nonperforming assets and troubled debt restructurings to total assets	0.39%	0.63%

(1)	Foreclosed assets consist of capital stock acquired in lieu of incurring a charge-off.

The following tables present the composition of portfolio company nonperforming loans by stage at September 30, 2014 and December 31, 2013 :

	September 30, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$2,343	3	20.31%
Expansion	6,767	4	58.67
Late	2,425	1	21.02
Total portfolio company loans	$11,535	8	100.00%

	At December 31, 2013
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$1,580	3	13.00%
Expansion	3,287	2	27.05
Late	7,286	3	59.95
Total portfolio company loans	$12,153	8	100.00%
At September 30, 2014, our total nonperforming assets and troubled debt restructurings were $11.8 million, a $2.8 million, or 19.1%, decline from December 31, 2013. At September 30, 2014, nonperforming loans represented 0.93% of our total loans and were comprised of 10 credits that had $8.4 million in specific reserves held against them.
At September 30, 2014, our criticized (performing) and impaired loans represented approximately 9.0% of our total gross loans. This compares to 8.5% at December 31, 2013. 56.6% of our criticized and impaired loans at September 30, 2014 are to companies in the technology sector, across all growth stages. Loans to technology sector companies represented approximately 49.6% of our loan portfolio at September 30, 2014. Loans to early and expansion stage portfolio company clients comprised 77.2% of our nonperforming loans. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
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
Interest income that would have been recorded had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2014, and $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2013.
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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2014			December 31, 2013
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$16,196	70.98%	49.65%	$12,476	67.88%	50.02%
Life sciences	3,009	13.19	18.80	1,894	10.31	20.61
Asset-based loans	1,864	8.17	11.91	1,894	10.31	10.24
Venture capital/private equity	214	0.94	12.46	197	1.07	13.20
SBA and USDA	585	2.56	2.60	627	3.41	2.18
Other	8	0.04	0.42	2	0.01	0.13
Total commercial loans	21,876	95.88	95.84	17,090	92.99	96.38
Real estate loans:
SBA and USDA	724	3.17	2.47	1,163	6.33	2.53
Total real estate loans	724	3.17	2.47	1,163	6.33	2.53
Construction:
SBA and USDA	23	0.10	0.18	10	0.05	0.03
Total construction loans	23	0.10	0.18	10	0.05	0.03
Credit cards	193	0.85	1.51	116	0.63	1.06
Total	$22,816	100.00%	100.00%	$18,379	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$21,556	$18,217
Provision for loan losses	2,500	2,850
Charge-offs:
Commercial loans:
Technology	382	2,988
Life sciences	1,107	—
SBA and USDA	—	—
Total commercial loans	1,489	2,988
Credit cards	—	—
Total charge offs	1,489	2,988
Recoveries:
Commercial loans:
Technology	(13)	(14)
Life sciences	(5)	—
SBA and USDA	(14)	—
Total commercial loans	(32)	(14)
Real estate loans:
SBA and USDA	(217)	—
Total real estate loans	(217)	—
Credit cards	—	—
Total recoveries	(249)	(14)
Net charge offs	1,240	2,974
Allowance at end of period	$22,816	$18,093
Allowance for loan losses to total loans at end of period	1.79%	1.78%
Net charge offs to average loans outstanding during period (annualized)	0.40%	1.25%

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$18,379	$13,843
Provision for loan losses	8,614	9,340
Charge-offs:
Commercial loans:
Technology	2,548	5,932
Life sciences	1,516	—
SBA and USDA	518	—
Total commercial loans	4,582	5,932
Credit cards	—	—
Total charge offs	4,582	5,932
Recoveries:
Commercial loans:
Technology	(169)	(692)
Life sciences	(5)	—
SBA and USDA	(14)	(150)
Total commercial loans	(188)	(842)
Real estate loans:
SBA and USDA	(217)	—
Total real estate loans	(217)	—
Credit cards	—	—
Total recoveries	(405)	(842)
Net charge offs	4,177	5,090
Allowance at end of period	$22,816	$18,093
Allowance for loan losses to total loans at end of period	1.79%	1.78%
Net charge offs to average loans outstanding during period (annualized)	0.49%	0.78%
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
The table below sets forth an approximation of our NII sensitivity exposure for the 12-month periods beginning September 30, 2014. The simulation uses projected repricing of assets and liabilities beginning September 30, 2014, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

Estimated Increase/Decrease in Net Interest Income
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
September 30, 2014
300	11.8%
200	9.7
100	6.0
(100)	(4.1)
(200)	(6.0)
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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner without incurring unacceptable losses. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 45.5% of total assets at September 30, 2014. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $185.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.2 billion at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow $199.0 million from the FHLB. There were no outstanding borrowings under this line at September 30, 2014. Additionally, at September 30, 2014, we had the ability to access $84.4 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. There were no outstanding borrowings under this line at September 30, 2014. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of September 30, 2014. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at September 30, 2014:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,651,938	$2,651,938	$—	$—	$—
Time deposits	16,507	15,507	1,000	—	—
FHLB and other borrowings	—	—	—	—	—
Junior subordinated debentures	—	—	—	—	—
Operating lease obligations	12,797	2,687	4,442	1,998	3,670
Total	$2,681,242	$2,670,132	$5,442	$1,998	$3,670
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
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2014 and December 31, 2013. See Note 11 to the consolidated financial statements for further information. On January 1, 2015, the Basel III regulatory standard on bank capital adequacy will become effective and will have an impact on capital ratios.

Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below.

	September 30, 2014	December 31, 2013	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	14.84%	12.46%	10.00%	8.00%
Tier 1 risk-based capital ratio	13.69	11.38	6.00	4.00
Tier 1 leverage ratio	10.05	8.34	N/A	4.00
Tangible common equity to tangible assets ratio	9.83	7.89	N/A	N/A
Tangible equity to risk-weighted assets ratio	14.10	10.52	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	14.54%	12.21%	10.00%	8.00%
Tier 1 risk-based capital ratio	13.40	11.13	6.00	4.00
Tier 1 leverage ratio	9.83	8.16	5.00	4.00
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
List of Exhibits

Exhibit	Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.1 in the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 001-36372)

3.2	Bylaws of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

4.1	Specimen Stock Certificate for Class A Common Stock of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

10.1	Square 1 Financial, Inc. 2009 Stock Incentive Plan, as amended	(incorporated by reference to the Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, File No. 333-195221)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina on November 10, 2014.

Square 1 Financial, Inc.

By:	/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

/s/ Patrick Oakes
Patrick Oakes Executive Vice President and Chief Financial Officer (principal financial and accounting officer)