Form 10-K
period 2014-12-31
SQUARE 1 FINANCIAL INC
filed 2015-03-20
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 001-36372

SQUARE 1 FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1872698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

406 Blackwell Street, Suite 240, Durham, North Carolina	27701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 355-0468
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $201,374,736.
At February 27, 2015, 29,577,835 shares of the registrant’s common stock ($0.01 par value) were outstanding.

GLOSSARY OF FREQUENTLY-USED ACRONYMS
We use the words “Square 1,” "the Company," “we,” “us” or “our” to indicate that certain information relates to Square 1 Financial, Inc. and its subsidiaries on a consolidated basis. When appropriate, the parent holding company or its subsidiaries are specifically identified on an unconsolidated basis.
The following abbreviations or acronyms are used by Square 1:

TERM	DEFINITION
ABS	Asset backed securities
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BALCO	Board Asset/Liability Committee
the Bank	Square 1 Bank, the wholly owned bank subsidiary of Square 1 Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
bp	Basis point
CDARS	Certificates of Deposit Account Registry Service
CDO	Collateralized debt obligation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EVE	Economic value of equity
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve the Federal Reserve
FHLB	Federal Home Loan Bank
GAAP	Accounting principles generally accepted in the United States of America
IPO	Initial public offering
Leverage Ratio	Tier 1 capital to average consolidated assets
M&A	Mergers and acquisitions
MBS	Mortgage backed securities
Merger	Merger of Square 1 Financial, Inc. with and into PacWest Bancorp, with PacWest Bancorp as the surviving corporation
Merger Agreement	Agreement and Plan of Merger between Square 1 Financial, Inc. and PacWest Bancorp
NCCOB	North Carolina Office of the Commissioner of Banks
NII	Net interest income
OTC	Over-the-Counter
OTTI	Other than temporary impairment
PacWest	PacWest Bancorp, a Delaware corporation
the Plan	Company employee benefit plan approved in 2006 pursuant to Section 401(k) of the Internal Revenue Code
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
the Trust	Square 1 Financial Capital Trust I
USDA	United States Department of Agriculture
VIE	Variable interest entities

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

•
our ability to obtain regulatory approvals and meet other closing conditions to the planned merger of the Company with and into PacWest Bancorp (“PacWest”), with PacWest surviving the merger (the “Merger”), including approval by the Company’s shareholders;

•	delay in closing the Merger;

•	difficulties and delays in integrating the Company’s businesses with those of PacWest or fully realizing cost savings and other benefits of the Merger;

•	changes in management personnel;

•	the sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required;

•	our overall investment plans, strategies and activities, including our investment of excess cash/liquidity;

•	venture capital/private equity funding and investments;

•	operational, liquidity and credit risks associated with our business;

•	deterioration of our asset quality;

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

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in the section titled “Risk Factors," under PART I, Item 1A.
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

PART I.

ITEM 1. BUSINESS

GENERAL
We are a financial services company, headquartered in the greater Research Triangle Park area in North Carolina. Square 1 Financial was incorporated in the State of Delaware in October 2004 and became the bank holding company for Square 1 Bank (the “Bank”), a de novo North Carolina commercial bank, in August 2005 upon the commencement of Square 1 Bank’s operations. Through Square 1 Bank, which was formed by experienced venture bankers, commercial bankers and entrepreneurs, we offer a full range of banking and financial products and services throughout the United States, focused on the entrepreneurial community and venture capital and private equity firms, which we collectively refer to as venture firms. In 2013, we acquired the business operations and hired the employees of a small factoring company, Sand Hill Finance LLC, as part of our strategy to continue to grow our asset-based lending portfolio. We completed our initial public offering ("IPO") in March 2014.
Our primary focus is on venture-backed technology and life sciences companies located throughout the United States. We also focus on venture firms, and on growing and continuing to develop our strong relationships with these firms and the entrepreneurs and companies they fund. Because we lend primarily to venture-backed entrepreneurial companies, our relationships with venture firms are an important aspect of our business. Many of our venture bankers have long-standing relationships with venture firms and focus on leveraging their industry knowledge to develop relationships with additional venture firms. Our knowledge of, and relationships with, venture firms is a key component in underwriting loans to venture-backed companies as we take into account, among other factors, our past experience with the related venture firm as well as the venture firm’s view of its portfolio companies’ management and prospects. We also maintain regular contact with the venture firms that have invested in our borrowers as part of our ongoing monitoring of, and ultimate repayment, of the loans we make to such clients. However, a venture firm is not responsible for the repayment of a loan to one of our borrower clients unless we obtain an explicit written guarantee from such firm in connection with making the loan.
Beyond our relationships with venture firms, we actively build relationships and maintain contact with successful serial entrepreneurs, some of whom are repeat chief executive officers and chief financial officers and who we may encounter with different customers over time. We are also involved in networking activities in the startup communities in many of our markets. We maintain a presence in these communities through participation in events sponsored by “incubators” or “accelerators,” which are informal associations engaged in a variety of activities designed to promote and encourage the startup and development of new companies.
Many of our clients are early stage and pre-revenue companies with specialized banking needs. We provide expansion and late stage entrepreneurial companies with lines of credit secured by accounts receivable and inventory. Separately, we also provide certain clients with commercial business loans and real estate loans through SBA and USDA loan programs. At December 31, 2014, on a consolidated basis, we had total assets of $3.1 billion, loans of $1.3 billion, investment securities of $1.6 billion, total deposits of $2.8 billion, and shareholders’ equity of $302.7 million.
Our total revenue consists of our net interest income and total noninterest income. For the year ended December 31, 2014, net interest income on a fully taxable equivalent basis and noninterest income were $107.9 million and $25.2 million, respectively. Net interest income, the primary contributor to our earnings, represents the difference between the income that we earn on our interest-earning assets and the cost to us of our interest-bearing liabilities. Our net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that we earn or pay on them. Total noninterest income includes recurring, primarily fee-based, income from traditional banking services provided to our customers, as well as income from gains on securities and loan sales, warrants, and venture capital fund investments. (See "Non-GAAP Financial Measures" under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of the non-GAAP measure "net interest income on a fully taxable equivalent basis" to its most comparable GAAP measure.)
We provide commercial banking services to our clients from our main office in the greater Research Triangle Park area, located in the American Tobacco Historic District in Durham, North Carolina, and 13 loan production offices located in key technology hubs across the United States, including Silicon Valley, San Diego, Campbell, Orange County and Los Angeles, CA; and Austin, Boston, Chicago, Denver, Minneapolis, New York, Seattle and the District of Columbia area. We also offer investment advisory and asset management services to our clients through Square 1 Asset Management, a subsidiary of Square 1 Bank, and provide certain non-banking services to our clients through Square 1 Bank, including funds management.

Proposed Merger with PacWest Bancorp
On March 1, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PacWest Bancorp, a Delaware corporation ("PacWest"), pursuant to which we will merge with and into PacWest, with PacWest as the surviving corporation (the "Merger"). The Merger Agreement also provides that immediately following the Merger, Square 1 Bank, our wholly-owned subsidiary, will merge with and into Pacific Western Bank, a California state-chartered bank and wholly-owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of Square 1 will be converted into the right to receive 0.5997 of a share of PacWest common stock. Completion of the Merger is subject to certain customary conditions, including approval by our stockholders and the receipt of certain required regulatory approvals.
Additional information regarding the Merger is included in our Current Report on Form 8-K filed with the SEC on March 5, 2015.

BUSINESS OVERVIEW
Our Market
Our primary market is broadly defined as venture firms and the portfolio companies in which they invest, nationwide. The venture capital market (which we define to include private equity firms) is vibrant, with venture-backed companies continuing to attract high levels of venture capital investments. Due to the special financing needs of venture-backed companies, many of which may not be eligible for more traditional forms of financing from financial institutions, this market is generally underserved and therefore is an attractive market for us.
The venture banking market in the U.S. includes companies operating in industries that have high potential for innovation and growth, such as technology and life sciences. Venture-backed companies are in various stages of growth, from what is known as angel/seed stage to early stage, expansion stage and late stage. The various stages of entrepreneurial companies are described below:
Angel/Seed stage—Companies in this stage have generally raised a small amount of capital from angel investors or family and friends, rather than from venture firms. These companies are in a pre-marketing stage and generally are focused on product development and market research as well as building a management team and developing a business plan, if the initial steps are successful. We are often the first banking relationship for these companies, which tend to need basic, deposit-focused services. We value our ability to form relationships with companies at this nascent stage of their development, with the goal of a long-term banking relationship as they mature.
Early stage—Companies in this stage have generally received at least one round of institutional funding from venture firms or other sources of capital. These companies are often still in the development or testing phase with respect to their products or services and in some cases may have just begun to make their products or services commercially available. Typically, an early stage company will have a core management team and may have a proven concept or product, but has little or no revenues. We are often the first deposit relationship for these companies and typically provide lines of credit and other products and services.
Expansion stage—These companies are generally monetizing their products and have growing accounts receivables and/or inventories. They have revenues of less than $10 million annually and are generally not profitable or cash flow positive. These companies still typically count on additional rounds of investment from venture firms to support further expansion, marketing, working capital, or development of an improved product. In addition to deposits, revolving lines of credit, term loans and asset-based loans, we may provide growth capital loans for these clients to take advantage of unique growth opportunities such as the acquisition of other companies or intellectual property.
Late stage—These companies tend to have proven their concept, achieved revenue of over $10 million annually, and are profitable. Typically, a late stage company is on the road to a liquidity event such as a public offering or acquisition. In addition to deposits and revolving lines of credit, we may provide asset-based loans, trade letters of credit, foreign exchange products and other treasury management services to such companies.

These entrepreneurial companies can be located anywhere, but venture activity tends to be concentrated in key markets which are hubs for academia and innovation, such as Silicon Valley, San Diego, Boston, New York, the Washington, DC metropolitan area, Austin, Denver and the greater Research Triangle Park area. The size of the venture banking market is driven in large part by the number and amount of venture capital investments, because as entrepreneurial companies receive venture capital investments they require banking services beyond what they may have obtained at their formation.
Geography. We divide the broader U.S. market into West and East markets. The West market alone represents about two thirds of all U.S. venture investment activity, according to the National Venture Capital Association Regional Data. The San Francisco Bay Area and Silicon Valley are the heart of the venture capital industry, and make up the largest market and highest concentration of venture firms, with more than 200 venture firms located in those two areas, and numerous venture-funded companies. By way of example, in 2014, $23.5 billion, or approximately 49%, of the total of $48.3 billion in venture capital investments made for that year in the U.S. were made in the San Francisco Bay Area, Silicon Valley and northern California. The Midwest Region, which includes Chicago, had $2.8 billion in venture capital investments in 2014. The East market is dominated by New York and Massachusetts. These two areas combined accounted for $10.5 billion of total venture capital investments made in 2014. The mid-Atlantic South, a region that includes Washington, DC, the Research Triangle Park region of North Carolina, and Atlanta, are also markets that have strong concentrations of venture activity.
Industry sectors. Venture investments tend to be made to companies with high potential for innovation and growth. Most investments go to companies in the technology, life sciences, and other select traditional industries. The technology sector generally includes software, hardware, media and entertainment, wireless communications, Internet, and networking. The life sciences sector includes biotechnology, medical devices, pharmaceuticals, and healthcare services. Venture capitalists also invest in innovative companies in traditional industries such as consumer products, manufacturing, and business services. According to the MoneyTreeTM Report for the fourth quarter and full-year 2014, the software industry was the leading sector in 2014, receiving 41% of the total dollars invested, followed by the biotechnology industry, which received approximately 12% of total dollars invested in 2014, then the media and entertainment industry, which received approximately 12% of total dollars invested in 2014, and the medical devices industry, the fourth largest sector, which received approximately 6% of total dollars invested in 2014.
Venture banking products and services. Banking the venture capital community is characterized by low-cost deposits. Venture-backed companies tend to receive large cash infusions from each round of equity financing, which they must generally hold in a safe liquid investment vehicle that allows them to access their funds as they develop their products. As a result, venture-backed companies tend to hold large cash balances in short-term deposit accounts. Venture firms also often have excess cash after a capital call or sale of a portfolio company that they wish to invest on a short-term and liquid basis. These firms have a need for safety and liquidity, combined with some yield, for a portion of those funds and often utilize a combination of deposit and money market accounts for investing such funds. These companies and venture firms also produce significant noninterest income for us, as they often use fee-based banking services, including, alternative investment products, foreign exchange, credit cards, bill pay, wires, ACH, letters of credit and lockbox services.
See "Loan and Deposit Portfolios by Stage and Type" under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a summary of total loans outstanding, total unfunded loan commitments and deposit balance by stage and type of client at December 31, 2014 and 2013.

Lending Activities
We target our business development and marketing strategy primarily on entrepreneurs, venture-backed entrepreneurial companies and venture firms. Venture firms are a key referral source for new relationships with entrepreneurial companies. Our venture bankers and client managers actively solicit the business of entrepreneurial companies within our industry segments and the business of the venture capital firms that fund such companies. Our venture bankers who lead our regional teams bring years of experience and extensive relationships with the entrepreneurial and venture capital communities. We seek to attract new lending clients through personalized, high-touch service, relationship networks with venture capital firms and their portfolio companies, innovative and flexible structures and competitive pricing.
We offer a full array of commercial lending products to serve the needs of our clients. These products include traditional commercial loans, revolving lines of credit, equipment loans, asset-based loans, credit cards and capital call loans. We focus our lending activities in the technology and life sciences industries, and in the venture capital community. In connection with the negotiation of credit facilities, we often receive warrants which grant us rights to acquire stock of our clients, primarily those that are privately-held, venture-backed companies in the life sciences and technology industries. We do a financial review, which includes an analysis of a client’s products, markets and risks, as part of our underwriting process.

The terms of the credit facilities we provide to our clients vary by type of loan product, loan size and growth stage of the client and underlying collateral. We provide commercial term loans and lines of credit to venture-backed companies in the technology and life sciences sectors, with loan terms primarily between 12 and 48 months. These loans are typically made to companies in various stages of a start-up lifecycle. If the company is in an early stage company, the primary source of repayment is the venture investment round held in deposit accounts with us. If the company is a late stage company, the primary source of repayment may also include operating cash flows. The ratio of total deposits to loan commitments for early, expansion and late stage companies that have lending relationships with us were 348.2%, 67.9% and 78.8%, respectively, at December 31, 2014. Although we do not maintain minimum balance requirements or otherwise restrict the deposits of our borrowers, we do have financial covenants which may require the company to maintain certain levels of cash or liquidity. In cases involving venture-backed companies, we also take into account the strength of the venture firm(s) funding such companies. Commercial loans that we originate are generally secured by all corporate assets of the borrower, which may include accounts receivable, inventory, equipment and intellectual property, and may also include personal guarantees. Loans originated by our asset-based lending group are typically structured as revolving lines of credit and advances are based on a formula tied to accounts receivable or other assets. Our asset-based loans are typically made to expansion and late stage companies. The primary source of repayment for asset-based loans is typically the collection of accounts receivable and other operating cash flow of the client. Separately, we provide SBA and USDA loans to certain of our clients.
We provide secured and unsecured capital call lines and management company lines of credit to venture capital and private equity firms, which generally use bank debt for capital efficiency, to cover short-term cash needs between capital calls or to smooth cash flows for one of their investments prior to sale. Loans made to venture capital and private equity firms may also be for the purpose of covering leasehold improvements or fundraising expenses. The primary sources of repayment for these loans are capital contributions from the firm’s limited partners, management fees, and a secondary source of repayment is generally the liquidation of the fund’s assets (i.e., their portfolio companies).
We offer credit cards, generally secured by client deposit accounts at Square 1 Bank, but also, occasionally offered unsecured or as a sublimit under a line of credit, to our clients in all industry segments. The limits extended to clients are usually taken out of total credit facilities offered to the client, and, as a result, the repayment sources are the same as those credit facilities. We earn interest income on our credit card portfolio based on outstanding balances and interchange fee income based on total transaction amounts. Our credit card clients generally pay off their balances each month.
We also provide real estate secured, government-guaranteed loans through the SBA and USDA programs, with maturities of 20 years or more, and construction loans, which convert into real estate SBA and USDA loans upon completion of the construction, the terms of which are generally 12 months or less. In certain cases, we sell the guaranteed portion of SBA loans originated by us on the secondary SBA market, which serves to reduce the amount of our outstanding loan balances and results in a gain on sale and fee income for us. At December 31, 2014, we had $76.6 million of SBA/USDA loans outstanding.
Deposits
Deposits are our primary source of liquid funds to support our earning assets. Unlike most commercial banks, the venture banking model contemplates that our borrowing customers will provide a significant majority of our deposits as our lending customers are almost always required to maintain significant cash balances in deposit accounts at Square 1 Bank. We do not obtain deposits from conventional retail sources. Our deposits provide us with a source of low-cost funding. Our deposits are also subject to volatility due to the unique nature of venture banking such as the timing of venture capital funding and portfolio company burn rates. We offer traditional depository products, including checking, money market and certificates of deposit with a variety of rates. Deposits at Square 1 Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.
We price our interest-bearing deposit products based on a variety of factors, including current market conditions, changes in market interest rates, competition within our sector, regulatory requirements and our asset-liability management needs.
Client Investment Funds
We have a strong liquidity position given our venture banking model. We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. These alternative cash investment vehicles include client investments managed under Square 1 Asset Management, sweep accounts, and investment in the Certificates of Deposit Account Registry Service (“CDARS”). Investment in the CDARS allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management, a wholly-owned subsidiary of Square 1 Bank, is a registered investment adviser and allows us to directly provide cash management solutions for our clients and the market we serve. Square 1 Asset Management offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. At December 31, 2014, we had $1.4 billion in client investment funds, an increase from $263.3 million at December 31, 2010. Of the $1.4 billion in client investment funds at December 31, 2014, $976.1 million was client investment assets under management by Square 1 Asset Management. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management as we offer this service to both our existing clients and new clients. As a result, we expect to generate additional noninterest income from these sources in the future.
Investments
Due to the deposits generated by the venture banking model, our investment portfolio at times may be larger than our loan portfolio. We manage our investment portfolio primarily to address asset/liability strategies as well as to optimize portfolio yield over the long term in a manner that is consistent with liquidity needs. It is our policy only to invest in investment securities that are government guaranteed, agency-backed or rated investment grade by a nationally recognized statistical rating organization. The types of securities we purchase are based on our current and projected liquidity position as well as relative value among approved asset classes. Since the fourth quarter of 2011, we have increased our investment in corporate bonds, primarily with floating coupons, for the purpose of minimizing market value risk and diversifying the portfolio.
The majority of our investment portfolio is classified as available-for-sale and can be used for meeting unforeseen liquidity needs. Our investments are comprised of a variety of high-grade securities, including government agency securities, government guaranteed mortgage-backed securities ("MBS"), highly rated corporate bonds, SBA pools, municipal securities and other asset-backed securities ("ABS"). Our portfolio maturity and concentration mix is designed to ensure that our liquidity needs are met, including sufficient liquidity to meet anticipated loan increases, deposit decreases and a reserve to meet unexpected liquidity demands. We regularly evaluate the performance and the composition of our investment portfolio as changes in market conditions may necessitate a repositioning of our investment portfolio. It is predominantly our intention not to sell investment securities unless we determine to change our mix of investments to manage interest rate risk, although we may sell investment securities from time to time, under certain circumstances.
Competition
We operate in the United States where financial services are highly competitive. Our competitors include other banks, venture debt funds, specialty and diversified finance companies and investment advisory firms. Our primary competitors are those financial institutions that specialize in venture banking and venture debt. There is only one other pure play commercial bank that serves our market, Silicon Valley Bank, and we compete with it on an ongoing basis in all of the markets we serve. In addition to Silicon Valley Bank, there are several other commercial banks that serve the venture banking market but are not focused primarily on this market. These financial institutions include Comerica, City National Bank (being acquired by Royal Bank of Canada), First Republic Bank and Bridge Bank. Other lending competitors also include various debt funds and other specialty and diversified finance companies.
For the venture banking market, lending products are the most significant competitive factor among the financial institutions that serve the venture banking market. Not all commercial banks have credit models that allow for lending to companies that are in a pre-revenue or pre-profit stage. Our main competitors that do have expertise in this market understand how to lend in this market, and compete aggressively for market share. These competitors may choose to relax loan structure covenants, reduce interest rates, lower fees, or offer higher loan amounts than that which we can offer. In particular, financial institutions with greater equity can offer higher loan amounts to later stage companies than we can offer. Venture debt funds are a class of both competitors and partners. These funds may be able to offer fewer covenants, longer terms and higher loan amounts than we generally offer, and price their loans higher than loans we offer. While we do compete with venture debt funds, in certain situations we may partner with these firms to provide a larger partnered loan facility in which we generally take either a senior or pari-passu lien position.
Another competitive differentiator in our market is the level of expertise and service provided by a financial institution, including the expertise to structure loans and provide treasury management services, while also providing personalized service. Based on our experience, many of our competitors are organized to provide efficient, albeit impersonal, approaches to serving the market that are generally not as personalized as the services we provide. Other competitive factors include the knowledge of the venture capital environment, and a network of, or relationships with, venture capital firms, professional services providers, and incubators. For start-up or early stage companies, often times they need advice on ways to facilitate connections to capital and ideas. To capitalize on this need, we have resources dedicated to identify and assist those newly formed companies, even before they actually seek venture capital investments.
With respect to non-lending products such as deposits, treasury management services, and foreign exchange, we also compete with national, regional, and local commercial banks. Such banks are frequently larger financial institutions than we are that have benefits of scale, and can often offer more attractive prices and features than those we can offer. However, we believe our full spectrum of banking services, delivered in a personalized, high-touch manner, allows us to compete favorably in all of our markets. Although the competition in our markets is strong, we believe our breadth of products, our experience and our personalized, high-touch service combined with our focus on the venture community will continue to provide us with growth opportunities in the venture banking market.
Enterprise Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. We have an Enterprise Risk Committee comprised of our executive management team and other senior members of our team which meets monthly to discuss our risk management. Risk management with respect to our lending philosophy focuses on, among other things, our strong underwriting undertaken by an experienced Chief Credit Officer, our venture bankers and risk managers. Our risk mitigation techniques include loan and credit administration reviews by an independent third party that reports directly to the Audit Committee of our Board of Directors and a credit risk rating system applied to all our credit facilities, including a process for monitoring those relationships that have higher credit risk ratings and implementing corrective measures on a timely basis to avoid or minimize losses.
We also focus on risk management in numerous other areas throughout our organization, including asset/liability management, investments, liquidity, corporate governance, allowance for loan and lease losses, information technology, operations, human resources, regulatory compliance and legal and have regular reviews by an independent third party of our internal controls in these areas. We have implemented an extensive asset/liability management process, use a simulation model to perform sensitivity analysis on the economic value of equity and the impact of changes in market interest rates on our net interest income and use an independent, reputable third party to validate the reasonableness of our assumptions and results.
Employees
At December 31, 2014, we had 258 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Subsidiaries
In addition to Square 1 Bank, the only other subsidiary of Square 1 Financial is Square 1 Ventures, LLC, which was formed in 2007 to manage a fund-of-funds focused on venture capital firms, and now serves solely as General Partner (and not as investment manager) of such fund-of-funds. Square 1 Bank has one subsidiary, Square 1 Asset Management, Inc., which is a registered investment advisor and is wholly owned by Square 1 Bank. Through Square 1 Asset Management, Inc., Square 1 Bank offers investment advisory and asset management services to its clients.
SUPERVISION AND REGULATION
General
Square 1 Bank is a North Carolina-chartered stock commercial bank. Square 1 Bank is the wholly owned subsidiary of Square 1 Financial, a Delaware corporation and registered bank holding company. Square 1 Bank’s deposits are insured up to applicable limits by the FDIC. Square 1 Bank is subject to extensive regulation by the North Carolina Office of the Commissioner of Banks ("NCCOB"), as its chartering agency, and by the FDIC, as its deposit insurer.
Square 1 Bank is required to file reports with, and is periodically examined by, the FDIC and the NCCOB concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.
The regulation and supervision of Square 1 Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for safety and soundness, the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the deposit insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the applicable state legislature, the NCCOB, the FDIC or Congress, could have a material adverse impact on Square 1 Financial or Square 1 Bank and their operations. Square 1 Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. Square 1 Financial is regulated as a bank holding company by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the NCCOB.
Certain regulatory requirements applicable to Square 1 Bank and Square 1 Financial are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to commercial banks and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Square 1 Bank and Square 1 Financial and is qualified in its entirety by reference to the actual laws and regulations involved.
State Bank Regulation
Business Activities. The NCCOB regulates Square 1 Bank’s internal organization as well as its deposit, lending and investment activities. The basic authority for Square 1 Bank’s activities is specified by North Carolina law.
The FDIC also regulates many of the areas regulated by the NCCOB and federal law may limit some of the authority provided to Square 1 Bank by North Carolina law. Approval of the NCCOB and the FDIC is required for, among other things, the establishment of branch offices and business combinations.
Branching Activities. Any North Carolina-chartered bank meeting certain requirements may, with the approval of the NCCOB and the FDIC, establish and operate branches anywhere in the state.
Interstate Branching. Federal law authorizes the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states, unless the state in which the target is located has opted out of interstate branching. Accordingly, a North Carolina bank may acquire branches in a state other than North Carolina unless the other state has enacted legislation opting out. Federal law also authorizes de novo branching into another state if the laws of the host state would permit the establishment of the branch if the bank were a bank chartered by the host state.
Capital Requirements. Square 1 Bank is required to comply with the FDIC’s capital adequacy standards for insured banks. The FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for Square 1 Bank to be considered in compliance with regulatory capital requirements.
New Capital Rule. January 1, 2015 was the effective date of a final rule issued by the federal bank regulatory agencies which revises the agencies’ risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.
The rule establishes a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), and requires institutions to hold 8.0% total capital and 4.0% Tier 1 capital to average consolidated assets (“Leverage Ratio”).
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. Under the new capital rule, Tier 1 capital consists of Common Equity Tier 1 capital and “Additional Tier 1 capital” instruments meeting certain revised requirements. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital generally will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period, unless an opt-out election is made.
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. This “capital conservation buffer” requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.
In addition, it is anticipated that our and the Bank's risk-based capital ratios will decrease by approximately 1.00% with the changes to both qualifying regulatory capital and risk-weighted assets under the new rules.

Prompt Corrective Regulatory Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.
Under the FDIC’s prompt corrective action rules, a bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 6.0%, Common Equity Tier 1 capital ratio that is less than 4.5%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 4.0%, Common Equity Tier 1 capital ratio that is less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating or is subject to a regulatory action that requires heightened levels of capital.
At December 31, 2014, all of Square 1 Bank’s capital ratios were at levels that would qualify it to be “well capitalized” for regulatory purposes.
Safety and Soundness Guidelines. Federal law requires each federal banking agency to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines specify basic standards for internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure and asset growth, asset quality earnings and employee compensation. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. The institution must submit an acceptable compliance plan within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may result in regulatory sanctions.
Uniform Lending Standards. Under the FDIC’s regulations, state banks must adopt and maintain written policies that establish appropriate limits and standards for loans that are secured by interests in real estate or are made for the purpose of financing permanent improvements to real estate. The policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation and loan approval and reporting requirements. Such real estate lending policies must reflect the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal banking agencies.
Limits on Loans to One Borrower. Square 1 Bank is subject to North Carolina law with respect to limits on loans to one borrower. Generally, the maximum amount that a bank can lend to a single borrower under North Carolina law is 15% of capital and surplus and up to an additional 10% if the excess is fully secured by specified readily marketable collateral having a market value at least equal to the amount of the loan outstanding.
Restrictions on Transactions with Affiliates. Square 1 Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict a bank’s ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Among other things, Section 23A limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.
Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the amount limitations, each of the above transactions must also meet specified collateral requirements. Square 1 Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.
Section 23B, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
State banks also are subject to the federal restrictions on loans to executive officers, directors and greater than 10% shareholders (collectively, “insiders”). Generally, loans to insiders and certain related interests must be approved in advance by a majority of the board of directors of the institution, with any “interested” director not participating in the voting, if the loan exceeds the greater of $25,000 or 5% of the institution’s capital. Loans aggregating $500,000 are subject to the approval requirements in all cases. Loans to insiders must be made on terms substantially the same as offered in comparable transactions to outside parties and which do not present more than the normal risk of loss or present any other unfavorable features. There is an exception for extensions of credit made to officers and directors as part of a bank-wide compensation or benefit program that does not favor directors or officers over other employees. There are further restrictions on loans that can be made to executive officers.
Dividend Restrictions. Under North Carolina law, Square 1 Bank may pay dividends only from its undivided profits. However, if Square 1 Bank’s surplus is less than 50% of its paid-in capital stock, then its directors may not declare any cash dividend until Square 1 Bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock. However, effective October 1, 2012, amendments to the North Carolina Banking Code became effective. Under Section 53-4-7 of the revised Banking Code, North Carolina-chartered banks are permitted to pay dividends under state law so long as they maintain regulatory capital ratios sufficient to be considered “adequately capitalized” for regulatory purposes.
In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to Square 1 Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits Square 1 Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act), or after making the distribution would become undercapitalized. If the FDIC believes that Square 1 Bank is engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. In the future, Square 1 Bank’s ability to declare and pay cash dividends will be subject to its Board of Directors’ evaluation of Square 1 Bank’s operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.
Enforcement. The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders, impose civil money penalties and to remove directors or officers. The NCCOB may also take possession of a North Carolina bank whose capital is impaired and seek to have a receiver appointed by a court.
The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-affiliated parties,” including shareholders, officers, directors, employees, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from a written agreement, the issuance of a capital directive or cease and desist order, an order to remove officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.
Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low-income and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the institution. The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. Square 1 Bank is designated as a wholesale bank by the FDIC for purposes of the Community Reinvestment Act.
North Carolina Assessments. North Carolina banks are required to pay annual assessments to the NCCOB office to cover the cost of regulating North Carolina institutions. By law, current assessments are $6,000 on the first $50.0 million of assets; on assets over $50.0 million but less than $25.0 million, $12.00 per $100,000; on assets over $250.0 million but less than $500.0 million, $9.00 per $100,000; on assets over $500.0 million but less than $1.0 billion, $7.00 per $100,000; and on assets over $1.0 billion but less than $10.0 billion, $5.00 per $100,000.
Federal Deposit Insurance and Assessments. Square 1 Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Corporation Act, and Square 1 Bank pays assessments to the FDIC for that insurance coverage. The Dodd-Frank Act established a permanent $250,000 limit for federal deposit insurance coverage. The FDIC may terminate Square 1 Bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.
Change in Bank Control Act. The acquisition of 10% or more of the common stock outstanding of a depository institution or its holding company may trigger the provisions of the Change in Bank Control Act. The FDIC has also adopted a regulation under the Change in Bank Control Act that generally requires persons who at any time intend to acquire control of a nonmember commercial bank, such as Square 1 Bank, to provide 60 days prior written notice and certain financial and other information to the FDIC. The Federal Reserve has adopted similar regulations with respect to bank holding companies.
“Control” for the purpose of the Change in Bank Control Act exists in situations in which the acquiring party has voting control of at least 25% of any class of Square 1 Financial’s voting stock or the power to direct the management or policies of Square 1 Financial. However, under FDIC regulations, control is presumed to exist where the acquiring party has voting control of at least 10% of any class of Square 1 Financial voting securities if specified “control factors” are present. The statute and underlying regulations authorize the FDIC to disapprove a proposed acquisition on certain specified grounds.
Federal Reserve System. The Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that Square 1 Bank maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder. The first $13.3 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve. Square 1 Bank is in compliance with these requirements.
Federal Home Loan Bank System. Square 1 Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB. Square 1 Bank was in compliance with this requirement with an investment in stock of the FHLB of Atlanta at December 31, 2014 of $2.1 million.
The FHLBs are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs also will not cause a decrease in the value of the FHLB stock held by Square 1 Bank.
Holding Company Regulation
Square 1 Financial is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve. Prior Federal Reserve approval would be required for Square 1 Financial to: (i) acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the bank’s voting shares; (ii) acquire all or substantially all of the assets of any bank; or (iii) merge or consolidate with any other bank holding company. In addition to the approval of the Federal Reserve, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.
A bank holding company is generally prohibited from engaging in nonbanking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
Square 1 Financial is subject to the Federal Reserve’s minimum capital requirements for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Square 1 Bank.
A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Under the FDIC’s prompt corrective action rules, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Square 1 Financial to pay dividends or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.
The status of Square 1 Financial as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.
Square 1 Financial and Square 1 Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Square 1 Financial or Square 1 Bank.
Dodd-Frank Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.
Some provisions of the Dodd-Frank Act may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the market in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
Source of Strength Doctrine for Bank Holding Companies
Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, Square 1 Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to Square 1 Bank are subordinate in right of payment to deposits and to certain other indebtedness of Square 1 Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Square 1 Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Incentive Compensation Guidance
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.
The Volcker Rule
See "The Volcker Rule" under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Volcker Rule and its expected impact on us.

Future Legislation and Regulatory Reform
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation and policies, and the effects of that legislation and those policies, may have a significant influence on our business, activities and growth and the overall growth and distribution of loans, investments and deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue.
AVAILABLE INFORMATION
Square 1 electronically files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports. The public may read and copy any materials Square 1 files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Square 1, including reports filed with the SEC, is available through the Investor Relations page of our internet website, www.square1financial.com. Such reports are accessible at no charge and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. This reference to our website is for the convenience of investors as required by the SEC and shall not be deemed to incorporate any information on, or accessible through, our website into this report.
ITEM 1A. RISK FACTORS
Making or continuing an investment in our securities, including our common stock and securities convertible into shares of our common stock, involves certain risks that you should carefully consider. The following are the key risk factors that affect us. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Relating to Our Business
We are dependent upon the services of key executives and other key personnel and we could be harmed by the loss of their services.
Our performance depends largely on the experience and client relationships of our management team and bankers and our ability to attract and retain skilled employees. Most of our executives and bankers have been involved in venture banking for much of their professional careers, primarily in providing lending or other financing services to emerging growth technology companies, life sciences companies and venture firms, and have strong relationships with individuals and institutions in the markets we serve. While we have employment agreements with certain of our executives, competition for skilled employees is intense and our bankers may terminate their employment with us at any time. We could have difficulty replacing such employees with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our market areas. If we are unable to retain our employees or to replace terminating employees with other skilled people, our growth and results of operations could be adversely affected.
Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income and/or increase net losses in that period.
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for early, expansion and late stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture firms or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Due to the overall weakening of the economic environment in 2008, venture capital financing activity, as well as mergers and acquisitions and initial public offerings - activities on which venture firms rely to “exit” investments to realize returns - slowed in a meaningful manner. While there has been some improvement in overall economic conditions since then, particularly during the past few years, if economic conditions worsen or do not continue to improve, such activities may slow down again, which may impact the financial health of our client companies. Venture firms may continue to provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly.
We continue to increase our efforts to lend to larger clients, as well as to make larger loans. These larger loans include loans equal to or greater than $7.5 million to individual clients, which have over time represented an increasingly larger proportion of our total loan portfolio. Increasing our loan commitments, especially for larger loans, could increase the impact on us of any single borrower default.
We may enter into financing arrangements with our clients, the repayment of which may be dependent on third parties’ financial condition or ability to meet their payment obligations. We make loans secured by letters of credit issued by other third party banks, the repayment of which may be dependent on the reimbursement by third party banks. These third parties may not meet their financial obligations to our clients or to us, which could have an adverse impact on us. We also intend to continue to emphasize asset-based lending by providing our clients with lines of credit secured by accounts receivable and inventory. These types of loans generally expose us to additional risks since they are made on the basis of the borrower’s ability to make payments from the cash flows of the borrower’s business and are secured by collateral that may depreciate over time.
In our portfolio of venture capital clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients’ inability to meet their repayment obligations to us.
Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for loan losses can be volatile and can vary materially from period to period. Although our average nonperforming loans and loan charge-offs have been relatively low historically, due to the credit profile of our loan portfolio and the nature of our borrowers, we may have quarterly or interim periods where nonperforming loans and charge-offs significantly exceed our historical averages. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our capital ratios and market perceptions of us.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review securities in our investment securities portfolio at each quarter-end reporting period for impairment due to changes in value associated with credit quality. When our other than temporary impairment (“OTTI”) methodology shows that an investment security has declined below its carrying value, we are required to assess whether the decline is other than temporary. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when market interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the security and any collateral underlying the security in order to assess the probability of receiving all contractual principal on the security. Changes in the expected cash flows of these securities may result in our concluding in future periods that the impairment of these securities is other than temporary.
If we conclude through our impairment methodology that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings in the quarter during which such determination is made and our capital ratios may be adversely impacted. Even if we determine that the unrealized losses associated with the investment portfolio do not require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact investor sentiment. A significant reduction in our capital ratios or negative investor perception may adversely impact our ability to access the capital markets or might increase our cost of capital. (See Note 3 - Investment Securities in the Notes to Consolidated Financial Statements under Part II, Item 8. Financial Statements and Supplementary Data within this report for additional information.)
The valuation risk associated with our investment portfolio could have a material adverse impact on our book equity.
As part of managing our overall inherent risk position, our investment portfolio is typically weighted towards fixed-rate securities. If interest rates increase (decrease) the fair value of our available-for-sale investment portfolio will conversely decrease (increase). The decline in value is an unrealized loss that will decrease the fair value of our securities and the Other Comprehensive Income component of our shareholders’ equity. The potential loss in book value could be quite large depending on how quickly and how materially market interest rates change. While the loss may not be permanent, due to the relatively large size of the investment portfolio the loss could have a material impact on our book value for any particular reporting period. In addition to regular interest rate risk analysis, we also conduct ongoing analysis to test Square 1 Bank’s exposure to various rising rate scenarios in order to better manage this risk.
Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the market for venture capital investment and the borrowing needs of our current and potential clients, which could adversely affect our ability to grow and our financial performance.
Our core strategy is focused on providing banking products and services to companies, including in particular early- and expansion-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” and corporate investors. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In many cases, our credit decisions are based on our analysis of the likelihood that our venture capital-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have a material adverse effect on our business, profitability and growth prospects.
While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations and financial condition.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material effect on our business, financial condition, results of operations and reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which are not reflected on our balance sheet. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. In addition, limited partner investors of our venture capital clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.
Additionally, we establish a reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management’s estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve for unfunded credit commitments in any period would result in a charge to our earnings, which would reduce our net income or increase net losses in that period.
Concentration of risk increases the potential for significant losses.
Concentration of risk increases the potential for significant losses in our business. While there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science and venture capital. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage or expansion-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. In addition, we are continuing to increase our efforts to lend to larger clients and/or to make larger loans, which may increase our concentration risk. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.
We face competitive pressures that could adversely affect our business, results of operations, financial condition and future growth.
We compete with other banks and specialty and diversified financial services companies and venture debt funds, many of which are larger than us. While there are a limited number of direct competitors in the venture banking market, some of our competitors have long-standing relationships with venture firms and the companies that are funded by such firms. As such, the market we target is extremely competitive and several of our competitors have significantly greater resources, established customer bases, more locations and longer operating histories. Our competitors sometimes undercut the pricing and/or credit terms we are able to offer in order to increase their market share. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations and financial condition and future growth. If we are not able to successfully compete for customers and grow our business, our profitability could be adversely affected.
A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions and/or negative developments in the domestic and international credit markets could significantly affect the ability of our client companies to operate, the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Our allowance for loan losses is determined based upon both objective and subjective factors, and may be inadequate or subject to increase by our regulators, which could hurt our earnings.
When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral, and determination of the loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. In addition, we may increase the allowance because of changing economic conditions or other qualitative factors. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance.
In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Please see "Critical Accounting Policies and Estimates—Allowance for Loan Losses” under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the procedures we follow in establishing our loan loss allowance.
Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a continuation of the sustained period of low market interest rates, could have a material effect on our business, results of operations or financial condition.
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we offer interest-bearing deposit products, a majority of our deposit balances consist of noninterest-bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, some of which are not within our control, including inflation, recession, global economic disruptions, federal government fiscal and monetary policy, changes in market interest rates, competition, regulatory requirements (such as the repeal of the interest payment restrictions under Federal Reserve Regulation Q), and a change over time in the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet.
Changes in market interest rates, such as the Federal Funds rate, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline and we are unable to reduce our funding costs sufficiently (due to either competitive factors or the maturity schedule of existing liabilities), our interest rate spread will decline. Sustained low levels of market interest rates could continue to place downward pressure on our net income levels. Unexpected or further interest rate changes may adversely affect our business forecasts and expectations. Any material reduction in our interest rate spread or the continuation of sustained low levels of market interest rates could have a material adverse effect on our business, results of operations and financial condition. See "Interest Rate Risk—Interest Rate Risk Management” under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
We anticipate that we will have increased operating expenses in 2015 which could adversely impact our earnings.
As we continue to grow our business and add employees to support our growth, we will incur additional personnel and benefits expenses related to this growth. In addition, our occupancy expenses will increase in 2015 as we continue to open new loan production offices. We anticipate that the aggregate of these increased expenses will result in an approximate increase in our operating expenses in the mid-teens for 2015 compared to 2014. Such increased operating expenses could adversely impact our net income for fiscal year 2015.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. We and Square 1 Bank require sufficient liquidity to meet our expected, as well as unexpected, financial obligations, business needs and regulatory capital requirements. Primary liquidity resources for Square 1 Financial are dividends from the Bank and periodic capital raising transactions. We may not be able to receive dividends from the Bank on a timely basis to satisfy our liquidity needs. See “-We are dependent upon Square 1 Bank for cash flow, and Square 1 Bank’s ability to make cash distributions is restricted.” Additionally, our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed on terms acceptable to us or at all. If we fail to maintain sufficient liquidity, our financial condition, liquidity and results of operations, and our ability to meet applicable regulatory capital requirements, would be materially and adversely affected.
Client deposits are the primary source of liquidity for Square 1 Bank. We tend to have volatility in our deposit portfolio due to, among other things, venture capital funding and disbursement patterns and portfolio company cash burn rates. We have tools in place to manage this volatility, including varying the pricing of various deposit products and encouraging clients to use certain off-balance sheet investment products offered through our registered investment adviser subsidiary, Square 1 Asset Management, Inc. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of investment securities, loans outstanding and, finally, through unsecured overnight funding channels available to us in the Fed Funds market. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include, in addition to those referred to above, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.
We may not pay dividends if we are not able to receive dividends from our subsidiary, Square 1 Bank.
We are a separate and distinct legal entity from our banking and non-banking subsidiaries, and depend on the payment of cash dividends from Square 1 Bank and our existing liquid assets as the principal sources of funds for paying operating expenses and satisfying our obligations. Such dividends would be a source of funds for us to pay cash dividends on our common stock, should we elect to pay any dividends in the future. Unless we receive dividends from Square 1 Bank or choose to use our liquid assets, we may not be able to pay our operating expenses or satisfy our obligations. Square 1 Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See “Supervision and Regulation-Dividend Restrictions” under Item 1. Business for a discussion of regulatory and other restrictions on dividend declarations.
Our business reputation is important and any damage to it could have a material adverse effect on our business.
Our business plan emphasizes relationship banking. We have benefited from strong relationships with our current, former and potential clients and shareholders, the venture capital and private equity communities, and the industries that we serve. As a result, our reputation is one of the most valuable components of our business. We strive to enhance our reputation by recruiting, hiring and retaining employees who share our core value of delivering superior service to our customers. If our reputation is negatively affected by legal, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with Securities and Exchange Commission (the “SEC”) and exchange listing requirements, negative publicity, the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects. See the section captioned “Legal Proceedings” under Item 1. Business.
Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.
We and Square 1 Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit the pricing we may charge on certain banking services, among other things. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation, some of which have yet to be implemented. We cannot be certain when final rules affecting us will be issued through such rulemakings and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. Additionally, revised capital adequacy guidelines and prompt corrective action rules applicable to us became effective January 1, 2015. Compliance with these rules will impose additional costs on us.
Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” under Item 1. Business of this report for further information.
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
We are dependent upon Square 1 Bank for cash flow, and Square 1 Bank’s ability to make cash distributions is restricted.
Our primary tangible asset is Square 1 Bank. As such, we depend upon Square 1 Bank for cash distributions (through dividends on Square 1 Bank’s stock) that we use to pay our operating expenses and satisfy our obligations. Such distributions would be a source of funds to pay dividends, should we elect to pay any in the future, on our common stock. There are numerous laws and banking regulations that limit Square 1 Bank’s ability to pay dividends to Square 1 Financial. If Square 1 Bank is unable to pay dividends to Square 1 Financial, we may not be able to satisfy our obligations or pay dividends on our common stock. Federal and state statutes and regulations restrict Square 1 Bank’s ability to make cash distributions to Square 1 Financial. These statutes and regulations require, among other things, that Square 1 Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.
Any future FDIC insurance premium increases may adversely affect our earnings.
The amount that is assessed by the FDIC for deposit insurance is set by the FDIC based on a variety of factors. These include the Federal Deposit Insurance Fund’s reserve ratio, Square 1 Bank’s assessment base, which is equal to average consolidated total assets minus average tangible equity, and various inputs into the FDIC’s assessment rate calculation. We may be required to pay higher FDIC premiums if there is an increase in the number of financial institution failures. Such higher premiums or a required premium prepayment may adversely impact our earnings.
The unsoundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.
We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as core loan and deposit data processing systems, internet connections, network access and funds distribution. While we have selected these third party vendors carefully, we cannot control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.
Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.
In addition, we provide our customers with the ability to bank remotely, including over the Internet and the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.
We continually encounter technological change. The failure to understand and adapt to these changes could negatively impact our business.
Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, which may result in incremental operating costs. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies which involve management assumptions and judgment. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
Insiders have substantial control over us, and this control may limit our shareholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.
Our directors and executive officers and their affiliates currently beneficially own, in the aggregate, 37.34% of our outstanding Class A common stock and all of our Class B common stock. The significant concentration of stock ownership may adversely affect the trading price of our Class A common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these shareholders will be able to exercise influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other shareholders.
Changes in accounting standards could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in Square 1 Financial being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from Nasdaq Stock Market. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.
Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.
Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Such events of disaster, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to our operations or property. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the disruption or interruption, we might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. We have implemented a business continuity and disaster recovery program which is reviewed and updated no less than annually. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.
Additionally, natural disasters and external events could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to an Investment in our Common Stock
An investment in our common stock is not an insured deposit and is subject to risk of loss.
An investment in our common stock is not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. An investment in our common stock is subject to investment risk, and an investor must be capable of affording the loss of the investor’s entire investment.
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Securities analysts may not continue coverage on our common stock, which could adversely affect the market for our common stock.
The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.
We do not intend to pay dividends in the foreseeable future.
Our Board of Directors intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the foreseeable future. In addition, our ability to pay dividends may be restricted as a result of applicable banking laws, regulations and policies and we may be unable to pay dividends, should we elect to do so, if we are not able to receive dividends from Square 1 Bank. See “-We may not pay dividends if we are not able to receive dividends from our subsidiary, Square 1 Bank” within this section and “Supervision and Regulation-Dividend Restrictions” under Item 1. Business of this report for further information. If the receipt of dividends over the near term is important to you, you should not invest in our common stock.
Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.
Certain provisions of our certificate of incorporation and bylaws, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	enable our Board of Directors to issue additional shares of authorized, but unissued capital stock;

•	enable our Board of Directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board;

•	enable our Board of Directors to increase the size of the Board and fill the vacancies created by the increase;

•	enable our Board of Directors to amend our bylaws without shareholder approval;

•	require advance notice for director nominations and other shareholder proposals;

•	permit the election of directors to staggered terms of three years;

•	do not permit cumulative voting by shareholders in the election of directors; and

•	restrict the calling of special meetings of shareholders.
These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us, and, consequently, the surviving corporation. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of PacWest, and generally requires us to continue our operations in the ordinary course, until the Merger closes. These restrictions, which will be described in the proxy statement/prospectus relating to the Merger (when it becomes available),  may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.
If the Merger is not completed for any reason, including as a result of the Company’s shareholders declining to approve the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, vendors and employees;

•	we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and

•
matters relating to Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration PacWest has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $32.5 million to PacWest. See the proxy statement/prospectus relating to the Merger (when it becomes available) for additional information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our main office is located at 406 Blackwell Street, Suite 240, Durham, North Carolina. We lease our main office and also lease office space for our 13 loan production offices.

Lease Expiration
Headquarters/Branch:
Durham, NC	1/31/2022
Loan Production Offices:
Austin, TX	6/30/2017
Campbell, CA	10/31/2015
Chevy Chase, MD (Washington, DC market)	6/30/2015
Chicago, IL	5/31/2020
Denver, CO	10/31/2017
Minneapolis, MN	1/31/2016
Menlo Park, CA (Silicon Valley)	1/31/2016
New York, NY	3/31/2025
San Diego, CA	12/31/2015
San Francisco, CA	5/31/2020
Santa Monica, CA (Los Angeles and Orange County markets)	11/30/2016
Seattle, WA	12/31/2015
Waltham, MA (Boston market)	12/31/2015

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or consolidated financial position. We establish reserves for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause us to adjust our litigation reserves or could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “SQBK.” As of March 3, 2015, we had approximately 301 holders of record.
The following table shows the high and low sales price during the periods indicated, as well as dividends declared:

2014	High	Low
Fourth quarter	$25.48	$17.33
Third quarter	$19.80	$18.16
Second quarter	$20.21	$17.38
First quarter	$20.60	$18.00

Dividends
Square 1 Financial is a legal entity separate and distinct from the Bank. As a holding company with limited significant assets other than the capital stock of the Bank, Square 1’s ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its individual earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to the Bank, which limit the amount that may be paid as dividends without prior approval. See “Supervision and Regulation-Dividend Restrictions” under Item 1. Business for information regarding restrictions on the Bank’s ability to pay cash dividends. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the period from April 2014 through December 2014, the Company issued an aggregate of 36,000 shares of its Class A common stock in connection with the exercise of founder warrants by various investors at an exercise price of $10.00 per share.
In April 2014, the Company issued to TL Ventures VII LP 500,070 shares of its Class A common stock in connection with the conversion by TL Ventures VII LP of shares of the Company’s Series A Fixed Rate Cumulative Convertible Preferred Stock at a conversion price of $10.00 per share.
In July and November 2013 and January and March 2014, the Company issued an aggregate of 104,600 shares of Class A common stock in conjunction with the exercise of options at exercise prices per share of $6.00 (74,100 shares); $6.50 (30,000 shares) and $6.75 (500 shares).
In November 2012, and March, October and November of 2013 and January, February, March, May, August and November of 2014, restricted stock units vested for certain of our employees and directors, and such individuals received an aggregate of 296,698 shares of our Class A common stock.
In April, May and June 2014, in a series of transactions, we issued and sold to various investors 366,500 shares of our Class A common stock upon the conversion of trust preferred securities previously issued by Square 1 Financial Capital Trust I in September 2008 at a conversion price of $10.00 per share.
In September 2012, the Company issued an aggregate of 2,998,856 shares of its Class A and Class B common stock to Basswood Opportunity Partners, LP, Basswood Opportunity Fund, Inc., Basswood Financial Fund, LP, Basswood Financial Enhanced Fund, LP, Castle Creek Capital Partners IV LP, Endicott Opportunity Partners III, Patriot Financial Partners, LP and

Patriot Financial Partners Parallel, LP. In November 2012, the Company issued an aggregate of 268,216 shares of its Class A common stock to Bay Pond Partners LP, Bay Pond Investors (Bermuda), L.P., Blue Pine Financial Opportunities and First Opportunity Fund, Inc., as well as to certain directors and senior officers of the Company. In December 2012, the Company issued an aggregate of 113,200 shares of its Class A common stock to Northaven Partners LP, Northaven Partners II L.P., TL Ventures VII LP and certain directors and senior officers of the Company.
The above-described issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases made by us or on our behalf of our capital stock during 2014.

ITEM 6. SELECTED FINANCIAL DATA
See the tables in "Summary Financial Information" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and notes thereto included in this Form 10-K.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as “efficiency ratio,” “tangible common equity to tangible assets,” “net operating income,” "net interest income," and "core banking noninterest income" (see "Non-GAAP Financial Measures").
Proposed Merger with PacWest Bancorp
On March 1, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PacWest Bancorp, a Delaware corporation ("PacWest"), pursuant to which we will merge with and into PacWest, with PacWest as the surviving corporation (the "Merger"). The Merger Agreement also provides that immediately following the Merger, Square 1 Bank, our wholly-owned subsidiary, will merge with and into Pacific Western Bank, a California state-chartered bank and wholly-owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of Square 1 will be converted into the right to receive 0.5997 of a share of PacWest common stock. Completion of the Merger is subject to certain customary conditions, including approval by our stockholders and the receipt of certain required regulatory approvals.
Additional information regarding the Merger is included in our Current Report on Form 8-K filed with the SEC on March 5, 2015.
Summary Financial Information
The summary financial information presented below is derived in part from our consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and the related notes under Item 8. Consolidated Financial Statements and Supplementary Data. The information at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is derived in part from the audited consolidated financial statements presented separately herein, while information at December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 is derived from audited financial statements not presented separately within.

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012	2011	2010
Financial Condition Data:
Total assets	$3,094,866	$2,326,427	$1,803,281	$1,648,287	$1,583,871
Cash and cash equivalents	86,921	105,730	48,971	194,240	201,279
Investment securities—available- for-sale	1,294,533	924,229	776,160	679,553	820,048
Investment securities—held-to- maturity	300,425	154,255	67,022	28,817	16,964
Loans, net of unearned income(1)	1,346,449	1,082,536	863,081	710,904	490,636
Off-balance sheet unfunded loan commitments	1,232,078	977,262	741,232	714,185	576,632
Deposits	2,776,552	2,106,727	1,519,329	1,508,829	1,461,913
Off-balance sheet client investment funds	1,436,633	557,883	377,932	458,464	263,325
Borrowings	—	6,207	96,204	6,193	6,183
Repurchase agreements	—	12,737	—	—	928

Operating Data:
Interest income	$104,581	$77,662	$67,676	$60,827	$52,854
Interest expense	807	1,328	1,142	1,502	1,880
Net interest income	103,774	76,334	66,534	59,325	50,974
Provision for loan losses	12,614	13,300	9,371	7,300	5,050
Net interest income after provision for loan losses	91,160	63,034	57,163	52,025	45,924
Noninterest income (expense)	25,217	25,308	15,560	6,857	(22,724)
Noninterest expense	66,551	55,921	51,148	49,163	43,091
Income before income tax expense	49,826	32,421	21,575	9,719	(19,892)
Income tax expense (benefit)	15,643	10,038	7,203	4,372	(7,271)
Preferred stock dividends and discount accretion	63	250	250	250	250
Net income (loss) available to common shareholders	34,120	22,133	14,122	5,097	(12,871)

(1)
Net of unearned income of $7.9 million, $4.5 million, $4.0 million, $4.1 million, and $2.1 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Unearned loan fees, the discount on SBA loans and the unearned initial warrant value are included in unearned income.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	1.25%	1.06%	0.83%	0.33%	(1.01)%
Return on average common equity	12.88	12.44	10.11	4.59	(14.00)
Net interest margin(1)	4.06	3.91	4.14	4.02	4.22
Efficiency ratio(2)	49.61	53.10	60.74	65.43	73.46
Average equity to average assets	9.77	8.75	8.48	7.52	7.58

Capital Ratios (consolidated):
Tier 1 leverage capital	9.71	8.34	9.53	8.69	8.88
Tier 1 risk-based capital	13.84	11.38	13.49	13.03	15.59
Total risk-based capital	14.96	12.46	14.57	14.13	16.72
Total shareholders’ equity to assets	9.78	8.13	9.80	7.55	6.76
Tangible common equity to tangible assets(3)	9.77	7.89	9.53	7.25	6.44

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.70	1.70	1.60	1.64	1.87
Allowance for loan losses as a percent of nonperforming loans	132.87	127.05	95.25	164.69	166.47
Net charge-offs to average outstanding loans (annualized)	0.68	0.95	0.95	0.79	1.14
Nonperforming loans as a percent of total loans	1.28	1.34	1.68	0.99	1.13
Nonperforming assets as a percent of total assets	0.56	0.63	0.81	0.50	0.55

Per Share Data:
Net income (loss) per basic common share	$1.25	$0.94	$0.67	$0.25	$(0.78)
Net income (loss) per diluted common share	$1.18	$0.93	$0.67	$0.25	$(0.78)
Book value per common share	$10.48	$7.80	$7.31	$5.94	$5.08
Tangible book value per common share(4)	$10.47	$7.77	$7.31	$5.94	$5.08
Weighted average common shares outstanding—basic	27,401,132	23,508,254	20,925,764	20,093,977	16,455,993
Weighted average common shares outstanding—diluted	29,100,814	23,859,448	21,136,770	20,200,227	16,514,246

(1)	Represents net interest income as a percent of average interest-earning assets.

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

(4)
Tangible book value per common share is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets. See “Non-GAAP Financial Measures.” Tangible book value per common share is calculated as tangible common equity divided by common shares outstanding. We believe that the most directly comparable GAAP financial measure is book value per common share.

Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP financial measures for us are “efficiency ratio,” “tangible common equity to tangible assets,” "tangible book value per common share," “net operating income,” "net interest income (fully tax equivalent basis)," and "core banking noninterest income." Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP.
The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012	2011	2010
Efficiency Ratio
Noninterest expense (GAAP)	$66,551	$55,921	$51,148	$49,163	$43,091
Net interest taxable equivalent income	107,942	79,404	67,949	59,325	50,974
Noninterest taxable equivalent income	25,963	25,886	15,900	6,858	(22,724)
Less: (loss) gain on sale of securities and impairment	(255)	(24)	(358)	(8,956)	(30,410)
Adjusted operating revenue	$134,160	$105,314	$84,207	$75,139	$58,660
Efficiency ratio	49.61%	53.10%	60.74%	65.43%	73.46%

Tangible Common Equity/Tangible Assets
Total equity	$302,704	$189,149	$176,726	$124,379	$107,004
Less: preferred stock	—	4,950	4,950	4,950	4,950
Intangible assets(1)	393	800	—	—	—
Tangible common equity	$302,311	$183,399	$171,776	$119,429	$102,054
Total assets	$3,094,866	$2,326,427	$1,803,281	$1,648,287	$1,583,871
Less: intangible assets(1)	393	800	—	—	—
Tangible assets	$3,094,473	$2,325,627	1,803,281	1,648,287	1,583,871
Tangible common equity/tangible assets	9.77%	7.89%	9.53%	7.25%	6.44%

Net Operating Income
GAAP income before taxes	$49,826	$32,421	$21,575	$9,719	$(19,892)
Less: (loss) gain on sale of securities and impairment	(255)	(24)	(358)	(8,956)	(30,410)
Add: tax equivalent adjustment	4,912	3,647	1,755	—	—
Non-GAAP net operating income before taxes	$54,993	$36,092	$23,688	$18,675	$10,518

Net Interest Income
GAAP net interest income	$103,774	$76,334	$66,534	$59,325	$50,974
Add: tax equivalent adjustment	4,168	3,070	1,415	—	—
Non-GAAP net interest income (fully tax equivalent basis)	$107,942	$79,404	$67,949	$59,325	$50,974

Core Banking Noninterest Income
GAAP noninterest income	$25,217	$25,308	$15,560
Less: net loss on securities	(255)	(24)	(358)
Warrant income	3,729	3,750	(73)
Gain on sale of loans	1,189	2,033	2,575
Bank owned life insurance	1,382	1,073	633
Other	2,596	5,183	1,683
Non-GAAP core banking noninterest income	$16,576	$13,293	$11,100
(1) Does not include a loan servicing asset of $1.2 million and $1.3 million at December 31, 2014 and December 31, 2013, respectively.

Executive Overview of Recent Financial Performance
Our strategy is to grow organically in the key U.S. innovation markets. As part of this growth strategy, we expect to continue to evolve our mix of loan business to include more later stage companies while maintaining focus on our early stage customers and add more business with venture capital firms and life sciences companies. During 2014, we saw the positive results of shifting our mix of loan business to include more later stage companies and believe this loan mix tilt will help us continue to lower credit costs. Certain elements of our business, such as warrant gains, deposit inflows and to some extent credit quality, can create a degree of variability to our numbers.
We continued to experience solid balance sheet and revenue growth, which resulted in increased net income from operations during the year ended December 31, 2014. Consolidated net income available to common shareholders for the year ended December 31, 2014 was $34.1 million, or $1.18 per diluted share, compared to $22.1 million, or $0.93 per diluted share, for the year ended December 31, 2013 and $14.1 million, or $0.67 per diluted share, for the year ended December 31, 2012. Return on average common equity was 12.88% and return on average assets was 1.25% for the year ended December 31, 2014.
We experienced strong growth in net interest income compared to the year ended December 31, 2013. Net interest income increased as a result of significant growth in both our loans and deposits. Average loan balances for the year ended December 31, 2014, were $1.2 billion, compared to $918.1 million for the year ended December 31, 2013. Period-end loans increased $263.9 million from December 31, 2013. The loan growth is the result of deeper coverage in key markets, more loans to later stage clients, and an increase in our overall brand awareness. Overall our credit quality remained strong. At December 31, 2014, our ratio of nonperforming loans to total loans was 1.28%, improving from 1.34% at December 31, 2013 and 1.68% at December 31, 2012. Net loan charge-offs were $8.1 million, or 0.68%, of average loans for the year ended December 31, 2014, compared to $8.8 million, or 0.95%, for the year ended December 31, 2013.
Loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased $1.0 billion, or 43.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our ability to move deposits off balance sheet is key to managing our balance sheet growth and capital ratios. Our period end client investment funds grew 157.5% to $1.4 billion, reflecting our ability to manage deposits off balance sheet in a manner that benefits both our clients and us.
Higher balances and yields on our investment portfolio also drove the increase in net interest income. We also continue to experience favorable funding of our interest earning assets with 65.7% of our average deposits for the year ended December 31, 2014 coming from noninterest-bearing deposits, compared to 61.4% for the year ended December 31, 2013. Net interest margin increased to 4.06% for the year ended December 31, 2014 compared to 3.91% or the same period in the prior year.
Core banking noninterest income, which represents income from traditional banking services provided to our customers, was $16.6 million for the year ended December 31, 2014, an increase of $3.3 million, or 24.7%, compared to the year ended December 31, 2013, as we continued to focus on enhancing our product offerings and adding new customers. Total noninterest income was flat compared to the year ended December 31, 2013, as higher foreign exchange fee income and a decrease in investment impairment was offset by decreases in the net gain on securities and success fee income. Success fees are typically volatile and are contingent upon customer success events, such as an acquisition.
Noninterest expense increased $10.6 million, or 19.0%, compared to the year ended December 31, 2013. This increase was due to $7.9 million higher personnel expenses largely driven by an increase of 28 full-time equivalent employees and higher incentive compensation expense. Throughout 2015, we anticipate hiring a similar number of full-time equivalent employees evenly mixed between bankers and support staff. Overall, we anticipate an increase in our expenses in the mid-teens in 2015 as we continue to hire additional employees and invest in our franchise to support growth.
On March 31, 2014, we sold a total of 3,125,000 shares of Class A common stock in our initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after deducting approximately $3.8 million in underwriting discounts and commissions and approximately $1.4 million in IPO-related expenses. We used these proceeds to support our long-term growth by enhancing our capital ratios in light of Basel III, and for general working capital and other corporate purposes. On April 2, 2014, all 5,000 shares of Series A 5% Fixed Rate Cumulative Convertible Preferred Stock were converted by the holder into 500,070 shares of common stock. During the year ended December 31, 2014, investors converted $7.4 million of outstanding convertible trust preferred securities into 741,500 common shares. At December 31, 2014, no convertible trust preferred securities remained outstanding.

Critical Accounting Policies and Estimates
We prepared our consolidated financial statements in accordance with GAAP. In doing so, we made certain estimates that were critical in nature to our financial condition and results of operations as they require us to make especially difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported using different conditions and assumptions. The following discusses the accounting policies and estimates that are subject to the greatest amount of subjectivity and may have a material impact on our financial results. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.
Allowance for Loan Losses. The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider our accounting policy for the allowance for loan losses to be critical as this allowance is subject to significant near term changes and its estimation requires us to make material estimates. We make forecasts that are highly uncertain and require a high degree of judgment in order to determine the allowance for loan losses. Our loan loss reserve methodology is applied by us to our loan portfolio and we maintain the reserve at an amount that management believes will be adequate to absorb probable losses inherent in the portfolio, based on evaluations of the collectability of loans.
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships, as well as the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows and operating income or loss. It is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower’s ability to pay.
The allowance for loan losses is based on a formula allocation for similarly risk-rated loans and individually for impaired loans. The formula allocation is determined on a monthly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the likelihood of a loan being charged-off based on its credit risk rating using historical loan performance data from our portfolio. The historical loan loss migration statistical model utilizes loss history over the trailing six-month period, over the trailing twelve-month period and since Square 1 Bank’s adoption of its allowance methodology. These three loss rates are annualized and averaged equally to provide a charge-off rate that is reflective of both current market conditions and the cumulative experience of Square 1 Bank. This average rate is then applied using three methodologies that are based on industry, stage of company and structure of debt. An allowance for loan losses is calculated using each of these methodologies. The results of the three calculations are then averaged for each risk-rating category and applied to the respective period-end client loan balances for each corresponding risk-rating category in order to provide an estimation of the aggregate allowance for loan losses. Equal weighting is given to each historical time frame and to each methodology, and is applied across all loan categories. The application of these methodologies has been applied consistently for all periods presented in this report.
Square 1 Bank applies qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management’s assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation.
Based on management’s prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•	changes in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors;

•	changes in the nature of our loan portfolio;

•	changes in experience, ability, and depth of lending management and staff;

•	changes in the trend of the volume and severity of past due and classified loans;

•	changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications; and

•	other factors as determined by management from time to time.
The Bank will generally charge off a loan when it determines that the loan is uncollectible, meaning that all economically sensible means of recovery have been exhausted. Charge offs are approved by the Chief Credit Officer or designee.
For further information, see Notes 2 and 4 to the consolidated financial statements.
Fair Value Measurements. We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. Available for sale securities and derivative instruments are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements. We disclose our method and approach for fair value measurements of assets and liabilities in Notes 2 and 17 to the consolidated financial statements.
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement.
ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 17 to the consolidated financial statements included in this Form 10-K.
It is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and are given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly are considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight is given to the price quote relative to other transactions that are known to be orderly. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement is determined is based on the lowest level input that is significant to the fair value measurement in its entirety.
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
These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. Our valuation processes include a number of key controls that are designed to ensure that fair value is measured appropriately, such as comparing fair values with alternative pricing sources and reviewing inputs and assumptions used by the primary pricing source.
For further information, see Notes 2 and 17 to the consolidated financial statements.
Income Taxes. We consider our accounting policy relating to income taxes to be critical as the determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carry-back or carry-forward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances.
When making such determination, consideration is given to, among other things, the following:

•	Future taxable income;

•	Future reversals of existing taxable temporary differences;

•	Taxable income in prior carry-back years; and

•	Tax planning strategies.
Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. We review our uncertain tax positions quarterly. Management reevaluates tax positions when new information about recognition or measurement becomes available. We evaluate our uncertain tax positions in accordance with ASC 740, Income Taxes. The portion of the tax benefit which is uncertain is disclosed in the Note 11 to the consolidated financial statements.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. For further information, see Note 11 to the consolidated financial statements.
Investment Securities. Investments in certain securities are classified into three categories—held to maturity, trading and available for sale. We intend to hold our securities classified as available for sale for an indefinite period of time but may sell them prior to maturity. All other securities, which we have the positive intent and ability to hold to maturity, are classified as held to maturity securities. During the periods included in this prospectus, we did not hold any trading securities.
We analyze marketable securities for other-than-temporary impairment as required under ASC 820-10 which provides guidance on how to determine other than temporary impairment. Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and will only be recognized if we assess the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.
We consider our accounting policy for investment securities to be critical as the analysis of marketable securities for other-than-temporary impairment is subject to significant judgment and, as our investment securities comprise a significant portion of our assets, changes in valuation of our market securities may have a material impact.
Assumptions utilized vary from security to security. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors shall be considered:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis (severity and duration);

•
Adverse conditions specifically related to the security, an industry, or geographic area; for example changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying obligors. Examples of those changes include any of the following:

•	Changes in technology;

•	The discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security; and

•	Changes in the quality of the credit enhancement.

•	The historical and implied volatility of the fair value of the security;

•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency; and

•	Recoveries or additional declines in fair value after the balance sheet date.
We use a third party to obtain information about the structure of each security, including subordination and other credit enhancements, in order to determine how the underlying collateral cash flows will be distributed to each security issued in the structure. These cash flows are then discounted at the interest rate equal to the yield anticipated at the time the security was purchased. We review the actual collateral performance of these securities on a quarterly basis and update the inputs as appropriate to determine the projected cash flows.
For further information, see Notes 2 and 3 to the consolidated financial statements.
Impact of Recent Accounting Pronouncements
The information required by this item is included in Note 2 to the consolidated financial statements included in this Form 10-K.
The Volcker Rule
Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”). The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule becomes effective in July 2015. The Volcker Rule is not expected to have a material impact on us. At December 31, 2014 the Company had investments in covered funds that represented less than one percent of its Tier I capital. The Volker Rule limits investments in covered funds to 3% of Tier I capital.
Effect of Inflation and Changing Prices
The financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
RESULTS OF OPERATIONS
Performance Summary
Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, we reported net income available to common shareholders of $34.1 million, an increase of $12.0 million, or 54.2%, compared to net income available to common shareholders of $22.1 million for the year ended December 31, 2013. The increase resulted from a $27.4 million increase in net interest income, partially offset by a $10.6 million increase in noninterest expense and a $5.6 million increase in income tax expense.
The increase in net interest income compared to the year ended December 31, 2013 was primarily the result of our continued success in growing our loan portfolio and low cost deposits, along with higher balances and yields on our investment portfolio. The increase in noninterest expense was due to $7.9 million higher personnel expenses largely driven by an increase of 28 full-time equivalent employees and higher incentive compensation expense, $0.8 million increase in the provision for unfunded credit commitments, and $0.2 million from amortization of intangibles obtained as part of our acquisition of Sand Hill Finance LLC in December 2013. The increase in our income tax expense was primarily due to a $17.4 million, or 53.7%, increase in pre-tax income and an increase in our effective tax rate to 31.4% for the year ended December 31, 2014 from 31.0% for the year ended December 31, 2013.
Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, we reported net income available to common shareholders of $22.1 million, an increase of $8.0 million, or 56.7%, compared to net income of $14.1 million for the year ended December 31, 2012. The increase resulted from a $9.8 million, or 14.7%, increase in net interest income and a $9.7 million, or 62.6%, increase in noninterest income, partially offset by a $3.9 million, or 41.9%, increase in our loan loss provision and a $4.8 million, or 9.3%, increase in noninterest expense. The net interest income increase was primarily the result of our continued success in growing both our loan portfolio and the level of low cost deposits. The increase in noninterest income reflected additional fee income related to this balance sheet growth and fees contingent upon customer success events, as well as a $3.8 million increase in warrant income as 31 of our portfolio company clients in which we had taken warrant positions had successful liquidity events in 2013.
Net Interest Income and Net Interest Margin (Fully Tax Equivalent Basis)
The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. See "Non-GAAP Financial Measures" section for a reconciliation of this non-GAAP measure to its most comparable GAAP measure.
Net interest income, the primary contributor to our earnings, represents the difference between the income that we earn on our interest-earning assets and the cost to us of our interest-bearing liabilities. Our net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates that we earn or pay on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.” The yield earned on loans includes loan fees, which are primarily loan origination fees and loan documentation fees related to loan origination. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding and no interest income is recognized. Net interest income and the net interest margin are presented on a fully taxable equivalent basis based on the federal statutory rate of 35% to consistently reflect income from taxable loans and securities and tax-exempt securities.
Net Interest Income (Fully Tax Equivalent Basis)
Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, net interest income increased $28.5 million, or 35.9%, to $107.9 million compared to the year ended December 31, 2013. This increase was primarily driven by a $28.0 million, or 34.7%, increase in interest income. Our interest income increase primarily resulted from:

•
a $16.5 million, or 28.4%, increase to $74.8 million in interest income on loans, which includes $10.0 million of loan fee income. This increase resulted from a 28.9% higher average balance, partially offset by a 2 basis point decrease in the yield earned. The 2 basis point decrease in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
an $8.3 million, or 62.3%, increase to $21.7 million in interest income on taxable securities due to a 39.1% higher average balance and a 28 basis point increase in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the higher yield was primarily a result of lower premium amortization on agency mortgage-backed securities resulting from slower prepayments; and

•
a $3.1 million, or 35.8%, increase to $11.9 million in interest income on nontaxable securities caused by a 26.9% higher average balance and a 31 basis point increase in the yield earned. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.8 million represented a 39.2% decrease from the year ended December 31, 2013. This decrease was largely due to the 66.0% decrease in the average balance on junior subordinated debt. Lower yields paid on deposits also contributed to the decrease in interest expense for the year ended December 31, 2014 compared to the year ended December 31, 2013. Lower yields paid on deposits resulted in a slight decrease in interest expense despite a $112.8 million, or 15.6%, increase in the average balance on interest-bearing deposits.
Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, net interest income increased $11.5 million, or 16.9%, to $79.4 million compared to year ended December 31, 2012. This increase was primarily driven by a $11.6 million, or 16.8%, increase in interest income. Our interest income increase primarily resulted from:

•
a $7.4 million, or 14.6%, increase to $58.2 million in interest income on loans, which includes $6.8 million of loan fee income. This increase resulted from a 22.3% higher average balance, partially offset by a 43 basis point decrease in the yield earned. The 43 basis point decrease in the yield earned resulted from increased competitive pressure in the low rate environment.

•
a $4.7 million or 117.1%, increase to $8.8 million in interest income on nontaxable securities caused by a 114.5% higher average balance and a 6 basis point increase in the yield earned. The higher nontaxable securities balance and yield was primarily a result of our purchases of municipal securities.

Interest income was partially offset by interest expense of $1.3 million, which represented a $0.2 million, or 16.3%, increase from 2012. This increase was driven by the higher volume of our interest-bearing liabilities with 38.6% of our average deposits for the year ended December 31, 2013 coming from interest-bearing deposits, compared to 34.0% for the year ended December 31, 2012.
Net Interest Margin (Fully Tax Equivalent Basis)
Years Ended December 31, 2014 and 2013. Our net interest margin increased to 4.06% from 3.91% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The primary reasons for this increase were:

•	lower premium amortization on agency mortgage backed securities as loan prepayments slowed;

•	continued purchasing of higher yielding municipal securities; and

•	lower cost of funds as interest paid on interest bearing deposits declined and trust preferred securities were converted to common shares.
These increases were slightly offset by:

•	a decline in loan yields in the low rate environment that continued in 2014.
Years Ended December 31, 2013 and 2012. Our net interest margin declined to 3.91% from 4.14%. The primary reasons for the decrease were:

•	a decline in yields on our newly originated loans in response to competitive pressures in the low rate environment;

•	an increase in premium amortization on securities as the amount of prepayments increased in the low rate environment; and

•	interest-bearing deposits grew at a faster rate than our non-interest bearing deposits and did not experience a decline in rates.
The decline in the net interest margin was partially offset by:

•	our decision to invest a greater percentage of interest-earning assets in higher yielding municipal bonds.

Average Balances and Yields
The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans. Yields on available-for-sale securities are based on amortization and do not give effect to changes in the fair value of available-for-sale securities that are reflected as a component of shareholders' equity. Yields are presented on a tax equivalent basis.

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other banks	$133,328	$336	0.25%	$134,026	$356	0.27%	$82,055	$223	0.27%
Federal funds sold and other short-term investments	7,367	46	0.62	1,346	5	0.39	19,154	61	0.32
Loans, net of unearned income	1,183,347	74,763	6.32	918,149	58,230	6.34	750,857	50,815	6.77
Nontaxable securities	245,458	11,908	4.85	193,363	8,772	4.54	90,162	4,041	4.48
Taxable securities	1,083,643	21,696	2.00	779,179	13,369	1.72	695,421	13,951	2.01
Total interest-earning assets	2,653,143	108,749	4.10	2,026,063	80,732	3.98	1,637,649	69,091	4.22
Less: Allowance for loan losses	(21,618)			(17,057)			(14,217)
Noninterest-earning assets	92,981			81,836			84,094
Total assets	$2,724,506			$2,090,842			$1,707,526
Interest-bearing liabilities:
Demand deposits	$100,136	83	0.08	$67,059	96	0.14	$20	—	—
Money market	710,296	436	0.06	624,281	499	0.08	488,924	423	0.09
Time deposits	25,258	54	0.21	31,552	61	0.19	32,082	50	0.16
Total interest-bearing deposits	835,690	573	0.07	722,892	656	0.09	521,026	473	0.09
FHLB advances	4,452	18	0.39	8,015	31	0.39	7,814	24	0.31
Repurchase agreements	1,502	1	—	10,672	11	—	222	2	0.78
Junior subordinated debt	2,108	215	10.23	6,206	630	10.15	6,200	643	10.37
Total interest-bearing liabilities	843,752	807	0.10	747,785	1,328	0.18	535,262	1,142	0.21
Noninterest-bearing deposits	1,602,327			1,148,529			1,009,474
Other noninterest-bearing liabilities	12,320			11,646			18,221
Total liabilities	2,458,399			1,907,960			1,562,957
Total shareholders’ equity	266,107			182,882			144,569
Total liabilities and shareholders’ equity	$2,724,506			$2,090,842			$1,707,526
Net interest income		$107,942			$79,404			$67,949
Interest rate spread			4.00%			3.80%			4.01%
Net interest margin			4.06%			3.91%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			314.45%			270.94%			305.95%

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

	Year Ended December 31, 2014
	Compared to
	Year Ended December 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits in other banks	$(18)	$(2)	$(20)
Federal funds sold and other short-term investments	35	6	41
Loans, net of unearned income	(286)	16,819	16,533
Nontaxable securities(1)	747	2,389	3,136
Taxable securities	1,366	6,961	8,327
Total interest-earning assets	1,844	26,173	28,017
Interest expense:
Demand deposits	(61)	48	(13)
Money market	(132)	69	(63)
Time deposits	5	(12)	(7)
Borrowings	1	(439)	(438)
Total interest-bearing liabilities	(187)	(334)	(521)
Change in net interest income	$2,031	$26,507	$28,538

(1)	Tax equivalent income.

	Year Ended December 31, 2013 Compared to December 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits in other banks	$(8)	$85	$77
Loans, net of unearned income	(3,468)	10,883	7,415
Nontaxable securities(1)	754	3,977	4,731
Taxable securities	(3,043)	2,461	(582)
Total interest-earning assets	(5,765)	17,406	11,641
Interest expense:
Demand deposits	—	96	96
Money market	(40)	116	76
Time deposits	12	(1)	11
Borrowings	(38)	41	3
Total interest-bearing liabilities	(66)	252	186
Change in net interest income	$(5,699)	$17,154	$11,455

(1)	Tax equivalent income.

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
Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, the provision for loan losses was $12.6 million, a decrease of $0.7 million, or 5.2%, compared to the year ended December 31, 2013. The lower provision for the year ended December 31, 2014 reflected an overall improvement in credit quality, partially offset by the 24.4% growth in our loan portfolio. At December 31, 2014, nonperforming loans totaled $17.2 million, or 1.28%, of total loans compared to $14.5 million, or 1.34%, at December 31, 2013. Net loan charge-offs were $8.1 million, or 0.68%, of average loans (annualized) for the year ended December 31, 2014, compared to net loan charge-offs of $8.8 million, or 0.95%, of average loans (annualized) for the year ended December 31, 2013. The allowance for loan losses to nonperforming loans at December 31, 2014 was 132.87%, compared to 127.05% at December 31, 2013. Specific loan loss allowances relating to nonperforming loans increased to $8.1 million and were 47.0% of nonperforming loans at December 31, 2014, compared to $5.4 million, or 37.6%, of nonperforming loans at December 31, 2013.
Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, the provision for loan losses was $13.3 million, an increase of $3.9 million, or 41.9%, compared to the year ended December 31, 2012. The higher provision in 2013 reflected the 25.4% growth in loan balance as well as an increase in the allowance for specific reserves related to nonperforming loans and an increase in net charge-offs. Nonperforming loans were $14.5 million, or 1.34% of total loans, at December 31, 2013, compared to $14.5 million, or 1.68% of total loans, at December 31, 2012. Net loan charge-offs were $8.8 million for the year ended December 31, 2013, compared to $7.2 million for 2012. Specific loan loss allowances relating to nonperforming loans increased to $5.4 million and were 37.6% of nonperforming loans at December 31, 2013, compared to $3.3 million, or 23.0%, of nonperforming loans at December 31, 2012.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for a discussion of credit risk and credit quality.
Noninterest Income
Years Ended December 31, 2014 and 2013. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Years Ended December 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$4,533	$4,071	$462	11.3%
Foreign exchange fees	6,746	4,864	1,882	38.7
Credit card and merchant income	3,246	2,464	782	31.7
Letter of credit fees	1,347	1,247	100	8.0
Client investment fees(1)	270	218	52	23.9
Loan documentation fees(1)	434	429	5	1.2
Total core banking noninterest income	16,576	13,293	3,283	24.7
Net loss on securities	(255)	(24)	(231)	(962.5)
Warrant income	3,729	3,750	(21)	(0.6)
Gain on sale of loans	1,189	2,033	(844)	(41.5)
Bank owned life insurance	1,382	1,073	309	28.8
Other(1)	2,596	5,183	(2,587)	(49.9)
Total noninterest income	$25,217	$25,308	$(91)	(0.4)%
(1) Included in other noninterest income in the consolidated statements of income.

Core banking noninterest income represents recurring income from traditional banking services provided to our customers (see "Non-GAAP Financial Measures"). The increase in core banking noninterest income for the year ended December 31, 2014, was primarily due to an increased customer base combined with increased utilization of our core banking services by our customers. Service charges and fees represent fees earned on our deposit accounts. Foreign exchange fees are primarily transaction-based fees earned from our customers for performing foreign currency-based transactions on their behalf. The increase in foreign exchange fees reflects the expanding geographic footprint of our clients, and our ability to cross-sell our banking services. Additionally, foreign exchange fee income fluctuates based on our customers' needs for foreign currency-based transactions and results for the year ended December 31, 2014 may not occur in future periods. Credit card and merchant income represents fees earned on credit card accounts and transactions. The increase in credit card and merchant income reflects growth in credit card accounts. Credit card balances outstanding were $18.0 million and $11.6 million at December 31, 2014, and 2013, respectively. Letters of credit fees represent fees charged to issue and process letters of credit for customers. The increase in letters of credit fees for the year ended December 31, 2014 was driven by an increase in the volume of letters of credit. These increases in fees for the year ended December 31, 2014 are consistent with new customer growth and increased utilization of our core banking services by our existing customers.
For the year ended December 31, 2014, net loss on the sale of securities includes $0.2 million in losses on the sale of equity securities held in our investment portfolio that we obtained in public companies through the exercise of warrants. The decrease in gain on sale of loans was due to our strategic decision to hold more SBA loans in our loan portfolio.
For the year ended December 31, 2014, our other income was primarily comprised of income earned from our venture capital fund investments of $1.1 million, $0.5 million in fees earned based upon contingent customer success events such as completion of an initial public offering or business combination, and a $0.5 million gain recorded on the transfer of the contract for the management of Square 1 Venture 1, L.P. to a third party (See Note 2 to the consolidated financial statements). The $2.6 million decrease in our other noninterest income for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily driven by a $2.2 million decrease in success fees. Success fees are typically volatile and are contingent upon customer success events, such as an acquisition. Our venture capital fund investments totaled $3.7 million at December 31, 2014. These investments are primarily in Small Business Investment Company ("SBIC") funds, other non-SBIC funds for relationship purposes and an investment in our own fund-of-funds, Square 1 Venture 1, L.P. The $1.1 million in income earned from our venture capital fund investments in 2014 was flat compared to $1.1 million in income earned from these investments in 2013.
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
The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 16 to the consolidated financial statements):

	Years Ended December 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$6,250	$4,980	$1,270	25.5%
Non-monetized write off of warrant assets	(541)	(445)	(96)	(21.6)
Net realized gains on equity warrants	5,709	4,535	1,174	25.9
Change in fair value	(1,980)	(785)	(1,195)	(152.2)
Warrant income	$3,729	$3,750	$(21)	(0.6)%
The years ended December 31, 2014 and 2013, saw an increase in IPO activity compared to previous years. During the year ended December 31, 2014, our net realized gains were largely driven by public company equity warrants. During the year ended December 31, 2014, we realized warrant gains in 67 companies, including the exercise of warrants with a total value of $2.8 million for equity securities in 11 publicly traded companies, of which nine companies had conducted IPOs in 2014. During the year ended December 31, 2014, we monetized equity securities for $1.2 million in proceeds following the expiration of their applicable lock-up periods. The equity securities had an initial value of $1.4 million and we recognized a loss of $0.2 million. We had obtained these equity securities through the exercise of warrants in seven public companies.

Comparatively, during the year ended December 31, 2013, we realized warrant gains in 31 companies, including the monetization of warrants and a realized gain of $1.8 million on the exercise of warrants in two portfolio company clients that conducted IPOs. We did not have equity securities obtained from the exercise of warrants in our available for sale portfolio in 2013.
Years Ended December 31, 2013 and 2012. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Years Ended December 31,		Change
	2013	2012	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$4,071	$3,603	$468	13.0%
Foreign exchange fees	4,864	3,768	1,096	29.1
Credit card and merchant income	2,464	2,092	372	17.8
Letter of credit fees	1,247	1,048	199	19.0
Client investment fees(1)	218	188	30	16.0
Loan documentation fees(1)	429	401	28	7.0
Total core banking noninterest income	13,293	11,100	2,193	19.8
Net loss on securities	(24)	(358)	334	93.3
Warrant income	3,750	(73)	3,823	5,237.0
Gain on sale of loans	2,033	2,575	(542)	(21.0)
Bank owned life insurance	1,073	633	440	69.5
Other(1)	5,183	1,683	3,500	208.0
Total noninterest income	$25,308	$15,560	$9,748	62.6%
(1) Included in other noninterest income in the consolidated statements of income.
As with the increase in core banking noninterest income in 2014, the increase in core banking noninterest income was primarily due to an increased customer base combined with increased service utilization by our customers. The increases in service charges and fees on deposit accounts, credit card and merchant income, and letter of credit fees for the year ended December 31, 2013, were also consistent with new customer growth and increased penetration with our existing customers. The increase in foreign exchange fees reflected our expanding geographic footprint and the evolving needs of our client base.
For the year ended December 31, 2013, our other income was primarily comprised of income earned from our venture capital fund investments and fees earned based upon contingent customer success events such as completion of an initial public offering or business combination. The increase in other income during the year ended December 31, 2013, compared to the prior year was primarily the result of increased customer success fees and gains on our venture capital fund investments. For the year ended December 31, 2013, noninterest income from customer success fees increased $1.4 million, or 119.8%, to $2.6 million from $1.2 million in the prior year. Our venture capital fund investments totaled $4.1 million at December 31, 2013. For the year ended December 31, 2013, noninterest income from these investments was $1.1 million, an increase of $1.3 million from the $0.2 million loss recognized in 2012. The Volcker Rule is not expected to have a material impact on these investments.

The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 16 to the consolidated financial statements):

	Years Ended December 31,		Change
	2013	2012	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$4,980	$1,829	$3,151	172.3%
Non-monetized write off of warrant assets	(445)	(327)	(118)	(36.1)
Net realized gains on equity warrants	4,535	1,502	3,033	201.9
Change in fair value	(785)	(1,575)	790	50.2
Warrant income	$3,750	$(73)	$3,823	5,237.0%
Warrant income includes income realized upon the exercise of a warrant and the sale of the underlying equity security and the quarterly mark-to-market of our warrant portfolio. We experienced several material warrant gains during 2013, including the realized gain of $1.8 million on the exercise of warrants in two portfolio company clients that conducted IPOs. This income is volatile as it is largely dependent on liquidity events experienced by our clients.
Noninterest Expense
Years Ended December 31, 2014 and 2013. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Years Ended December 31,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Personnel	$43,691	$35,759	$7,932	22.2%
Occupancy	3,090	2,779	311	11.2
Data processing	3,757	3,097	660	21.3
Furniture and equipment	2,939	2,536	403	15.9
Advertising and promotions	1,335	1,255	80	6.4
Professional fees	3,356	3,232	124	3.8
Telecommunications	1,099	1,172	(73)	(6.2)
Travel	1,004	1,099	(95)	(8.6)
FDIC assessment	1,573	1,293	280	21.7
Other	4,707	3,699	1,008	27.3
Total noninterest expense	$66,551	$55,921	$10,630	19.0%
Personnel represented 65.7% of our total noninterest expense for the year ended December 31, 2014, compared to 63.9% of our total noninterest expense for the year ended December 31, 2013. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 258 at December 31, 2014, from 230 at December 31, 2013, to drive and support our balance sheet and income growth and higher incentive compensation expense. Over the past year we have added 13 venture bankers and client managers in key markets, including California, New York, Boston and Chicago. Additionally, our acquisition of Sand Hill Finance on December 31, 2013 yielded seven additional employees. In addition, our occupancy and furniture and equipment expenses increased in 2014 due to our assumption of the leases for the Sand Hill Finance LLC offices, the addition of new loan production offices in San Francisco which opened in the second quarter, and Chicago which opened in the fourth quarter of 2014, and an increase in our lease expenses for our New York loan production office. Data processing fees have also increased to support our overall growth in connection with upgrades for our lending and credit operations. These updates have and will continue to result in increased expenses in 2015 as we continue to hire additional bankers and invest in our franchise. Higher other noninterest expense was primarily driven by an $0.8 million increase in the provision for unfunded credit commitments and $0.2 million from the amortization of intangibles obtained as part of our acquisition of Sand Hill Finance LLC in December 2013.

Years Ended December 31, 2013 and 2012. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Years Ended December 31,		Change
	2013	2012	Dollars	Percent
	(Dollars in thousands)
Personnel	$35,759	$30,507	$5,252	17.2%
Occupancy	2,779	2,687	92	3.4
Data processing	3,097	3,043	54	1.8
Furniture and equipment	2,536	2,692	(156)	(5.8)
Advertising and promotions	1,255	973	282	29.0
Professional fees	3,232	3,646	(414)	(11.4)
Telecommunications	1,172	1,152	20	1.7
Travel	1,099	954	145	15.2
FDIC assessment	1,293	1,295	(2)	(0.2)
Other	3,699	4,199	(500)	(11.9)
Total noninterest expense	$55,921	$51,148	$4,773	9.3%
Personnel represented 63.9% of our total noninterest expense for the year ended December 31, 2013, compared to 59.6% for the year ended December 31, 2012. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 230 at December 31, 2013, from 203 at December 31, 2012, to support our balance sheet and income growth.
Income Tax Provision
Years Ended December 31, 2014 and 2013. Income tax expense increased $5.6 million, or 55.8%, for the year ended December 31, 2014 as compared to the same period in the prior year, primarily due to a $17.4 million, or 53.7%, increase in pre-tax income. Our effective tax rate increased to 31.4% for the year ended December 31, 2014 from 31.0% for the year ended December 31, 2013, as a result of an increase in the portion of taxable income.
Years Ended December 31, 2013 and 2012. Income tax expense increased $2.8 million, or 39.4%, for the year ended December 31, 2013, as compared to the prior year due to a $10.8 million, or 50.3%, increase in pre-tax income. Our effective tax rate declined to 31.0% from 33.4% as a result of an increase in our tax preferred income from our municipal securities portfolio and bank owned life insurance.
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $768.4 million, or 33.0%, to $3.1 billion at December 31, 2014, from $2.3 billion at December 31, 2013, primarily due to deposit growth of $669.8 million and the proceeds of our initial public offering of $51.1 million, which resulted in a $516.5 million increase in our investment securities portfolio and a $263.9 million increase in our loan portfolio.

Loan and Deposit Portfolios by Stage and Type
Our loan and deposit portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at December 31, 2014 and 2013:

	December 31, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$235,649	17.40%	$124,973	10.14%	$1,255,847	45.23%
Expansion	620,456	45.81	250,327	20.32	590,974	21.29
Late	234,486	17.31	206,492	16.76	347,666	12.52
Total portfolio company	1,090,591	80.52	581,792	47.22	2,194,487	79.04
Venture capital/private equity	169,143	12.49	613,594	49.80	581,491	20.94
SBA and USDA	76,622	5.66	6,953	0.57	574	0.02
Credit cards	17,980	1.33	29,739	2.41	—	—
Total	1,354,336	100.00%	$1,232,078	100.00%	$2,776,552	100.00%
Less unearned income	(7,887)
Total loans, net of unearned income	$1,346,449

	December 31, 2013
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$146,096	13.44%	$81,611	8.35%	$730,511	34.68%
Expansion	590,511	54.32	299,898	30.69	746,032	35.41
Late	143,925	13.24	163,231	16.70	223,989	10.63
Total portfolio company	880,532	81.00	544,740	55.74	1,700,532	80.72
Venture capital/private equity	143,468	13.20	415,830	42.55	405,870	19.26
SBA and USDA	51,510	4.74	2,388	0.25	325	0.02
Credit cards	11,575	1.06	14,304	1.46	—	—
Total	1,087,085	100.00%	$977,262	100.00%	$2,106,727	100.00%
Less unearned income	(4,549)
Total loans, net of unearned income	$1,082,536

Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$631,979	46.66%	$543,788	50.02%	$416,657	48.06%
Life sciences	274,057	20.24	224,069	20.61	168,481	19.43
Asset-based loans	177,701	13.12	111,251	10.24	104,988	12.11
Venture capital/private equity	169,143	12.49	143,468	13.20	132,621	15.29
SBA and USDA	35,609	2.63	23,719	2.18	8,887	1.02
Other	6,854	0.50	1,424	0.13	1,406	0.16
Total commercial loans	1,295,343	95.64	1,047,719	96.38	833,040	96.07
Real estate loans:
SBA and USDA	36,978	2.73	27,504	2.53	26,389	3.04
Total real estate loans	36,978	2.73	27,504	2.53	26,389	3.04
Construction:
SBA and USDA	4,035	0.30	287	0.03	—	—
Total construction loans	4,035	0.30	287	0.03	—	—
Credit cards	17,980	1.33	11,575	1.06	7,693	0.89
Total loans	1,354,336	100.00%	1,087,085	100.00%	867,122	100.00%
Less unearned income(1)	(7,887)		(4,549)		(4,041)
Total loans, net of unearned income	$1,346,449		$1,082,536		$863,081

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$417,280	58.36%	$300,306	60.94%
Life sciences	113,433	15.87	80,286	16.29
Asset-based loans	71,176	9.95	46,995	9.54
Venture capital/private equity	89,670	12.54	61,886	12.56
SBA and USDA	11,412	1.60	—	—
Other	948	0.13	137	0.03
Total commercial loans	703,919	98.45	489,610	99.36
Real estate loans:
SBA and USDA	6,131	0.86	—	—
Total real estate loans	6,131	0.86	—	—
Credit cards	4,936	0.69	3,141	0.64
Total loans	714,986	100.00%	492,751	100.00%
Less unearned income(1)	(4,082)		(2,115)
Total loans, net of unearned income	$710,904		$490,636

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 23.6% increase in commercial loans from December 31, 2013 to December 31, 2014, occurred in all our major client industry segments and was primarily driven by increases in total loans to venture-backed companies consisting of the technology and life sciences client sector and asset-based loans, and the venture firm client industry segment. Total loans to venture-backed companies were up $204.6 million, or 23.3%, while loans to venture firms increased $25.7 million, or 17.9%, at December 31, 2014 compared to December 31, 2013. The increase in commercial loans from December 31, 2012 to December 31, 2013 occurred in all our client industry segments, with most of the growth occurring in total loans to venture-backed companies. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from period-to-period based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons.
We have consistently increased the number of venture-backed and venture firm clients since 2010 and the amount of loan commitments to such clients has increased as well. Total loans to venture-backed companies were up $656.2 million, or 153.5%, while loans to venture firms increased $107.3 million, or 173.3%, at December 31, 2014 compared to December 31, 2010.
Our asset-based loans to venture-backed companies increased $66.5 million, or 59.7%, from December 31, 2013 to December 31, 2014. This increase in our asset-based loans was primarily due to our strategic focus on expanding this product line to better serve the needs of our expansion and late stage clients, including our acquisition of Sand Hill Finance on December 31, 2013.
Growth in SBA and USDA loans also contributed to the overall growth in commercial loans from December 31, 2013 to December 31, 2014. We began offering SBA and USDA loans in 2011. At December 31, 2014, SBA and USDA loans represented 5.7% of our loan portfolio compared to 4.7% at December 31, 2013. Total SBA and USDA loans increased $25.1 million, or 48.8%, from December 31, 2013 to December 31, 2014. We expect to continue to grow our SBA and USDA loan portfolio as we originate new loans and sell a portion of the guaranteed balances. We also made a strategic decision to hold more SBA loans in our loan portfolio.

Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or when there is a diverse group of borrowers that could be similarly impacted by economic or other conditions.

The breakdown of total loans by industry sector at December 31, 2014 and 2013, is as follows:

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$193,622	14.38%	$178,408	16.47%
Business products and services	118,451	8.80	56,635	5.23
Biotech	103,818	7.71	55,180	5.10
Hardware	103,667	7.70	76,203	7.04
Media and telecom	86,187	6.40	70,470	6.51
Consumer products and services	81,603	6.06	55,985	5.17
Healthcare services	76,094	5.65	75,311	6.96
Medical devices and equipment	65,714	4.88	57,725	5.33
IT services	61,805	4.59	68,203	6.30
Financial services	37,919	2.82	55,215	5.10
Other industries	151,136	11.22	131,332	12.13
Total venture portfolio industry	1,080,016	80.21	880,667	81.34
Venture capital/private equity	169,143	12.56	143,468	13.25
SBA and USDA	76,622	5.69	51,510	4.76
Credit cards	17,980	1.34	11,575	1.08
Other (overdrafts and in-process)	10,575	0.79	(135)	(0.01)
Total loans	1,354,336	100.59	1,087,085	100.42
Less unearned income	(7,887)	(0.59)	(4,549)	(0.42)
Loans, net of unearned income	$1,346,449	100.00%	$1,082,536	100.00%

The following table provides a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at December 31, 2014:

	December 31, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$631,979	256	$375,727	224	$177,063	26	$79,189	6
Life sciences	274,057	76	113,053	57	87,404	14	73,600	5
Asset-based loans	177,701	67	32,717	54	43,481	6	101,503	7
Venture capital/private equity	169,143	72	49,099	61	31,558	5	88,486	6
SBA and USDA	35,609	50	35,609	50	—	—	—	—
Other	6,854	11	6,854	11	—	—	—	—
Total commercial loans	1,295,343	532	613,059	457	339,506	51	342,778	24
Real estate loans:
SBA and USDA	36,978	60	31,120	59	5,858	1	—	—
Total real estate loans	36,978	60	31,120	59	5,858	1	—	—
Construction loans:
SBA and USDA	4,035	4	4,035	4	—	—	—	—
Total construction loans	4,035	4	4,035	4	—	—	—	—
Credit cards	17,980	519	17,980	519	—	—	—	—
Total loans	1,354,336	1,115	$666,194	1,039	$345,364	52	$342,778	24
Less unearned income	(7,887)
Loans, net of unearned income	$1,346,449

Loan Maturity
At December 31, 2014, 91.5%, or $1.2 billion, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 92.7%, or $1.0 billion, at December 31, 2013. At December 31, 2014, just over 45% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 9% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at December 31, 2014 for fixed and variable rate loans:

	December 31, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$2,320	$24,967	$—	$27,287
Life sciences	500	56,138	—	56,638
Asset-based loans	24,669	622	—	25,291
Venture capital/private equity	—	337	—	337
SBA and USDA	—	—	795	795
Other	—	—	611	611
Total commercial loans	27,489	82,064	1,406	110,959
Real estate loans:
SBA and USDA	1,008	—	3,363	4,371
Total real estate loans	1,008	—	3,363	4,371
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$28,497	$82,064	$4,769	$115,330
Variable-rate loans:
Commercial loans:
Technology	$286,017	$318,675	$—	$604,692
Life sciences	57,046	160,373	—	217,419
Asset-based loans	100,010	52,400	—	152,410
Venture capital/private equity	133,303	32,596	2,907	168,806
SBA and USDA	235	180	34,399	34,814
Other	2,998	—	3,245	6,243
Total commercial loans	579,609	564,224	40,551	1,184,384
Real estate loans:
SBA and USDA	—	36	32,571	32,607
Total real estate loans	—	36	32,571	32,607
Construction loans:
SBA and USDA	—	—	4,035	4,035
Total construction loans	—	—	4,035	4,035
Credit cards	17,980	—	—	17,980
Total variable rate loans	$597,589	$564,260	$77,157	1,239,006
Less unearned income				(7,887)
Total loans, net of unearned income				$1,346,449
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.

Investment Securities
Investment securities totaled $1.6 billion at December 31, 2014, an increase of $516.5 million, or 47.9%, compared to $1.1 billion at December 31, 2013. See Notes 3 and 17 to the consolidated financial statements for further information about our investments.
Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities:
U.S. treasuries	$29,604	$29,641	$—	$—	$—	$—
Agency direct obligations	30,536	30,631	34,853	35,061	—	—
SBA pools	177,982	179,822	127,309	129,211	161,364	165,120
Agency MBS	606,677	614,922	445,855	447,850	399,167	409,171
Municipal bonds	96,016	98,490	97,532	92,029	106,433	110,735
Corporates	117,025	118,359	148,288	145,817	66,375	68,406
Non-agency MBS	173,322	173,099	54,134	52,170	26,352	19,016
Other ABS	48,450	47,621	22,787	22,091	5,002	3,712
Equity securities	2,422	1,948	—	—	—	—
Total available for sale	$1,282,034	$1,294,533	$930,758	$924,229	$764,693	$776,160
Held to maturity securities:
Agency MBS	$58,851	$59,759	$18,666	$18,246	$15,311	$15,860
Municipal bonds	181,567	190,309	127,339	122,009	39,594	39,390
Corporates	60,007	56,338	8,250	6,299	8,227	5,850
Other	—	—	—	—	3,890	3,890
Total held to maturity	$300,425	$306,406	$154,255	$146,554	$67,022	$64,990
Total securities	$1,582,459	$1,600,939	$1,085,013	$1,070,783	$831,715	$841,150
Our available-for-sale securities portfolio totaled $1.3 billion at December 31, 2014, an increase of $370.3 million, or 40.1%, compared to $924.2 million at December 31, 2013. The increase was primarily due to purchases of new investment securities, consisting mostly of agency and non-agency mortgage backed securities and other asset backed securities. Our available-for-sale securities portfolio totaled $924.2 million at December 31, 2013, an increase of $148.1 million, or 19.1%, compared to $776.2 million at December 31, 2012. The increase was primarily due to purchases of new investment securities, consisting mostly of corporate securities, non-agency mortgage-backed securities and other asset-backed securities.
Legacy non-agency mortgage-backed securities are those that were purchased prior to 2008 before the onset of the financial crisis and represent $18.7 million of the $173.1 million of non-agency mortgage-backed securities held at December 31, 2014, compared to $20.9 million of the $52.2 million of non-agency mortgage-backed securities held at December 31, 2013. The $18.7 million of legacy non-agency mortgage-backed securities purchased before 2008 is spread across multiple originators and issuers. There are 17 unique securities that have an average balance of $1.1 million, with the largest single security having a fair value of $2.9 million at December 31, 2014. The $18.7 million of legacy non-agency mortgage-backed securities have been impaired $6.0 million and represent 1.2% of the $1.6 billion in investment securities at December 31, 2014. The underlying loans in the group are comprised of prime (6%), Alt-A (47%) and sub-prime (47%) loans.
The balance of the $173.1 million is in investment grade non-agency mortgage-backed securities that have been purchased since 2013. The loans underlying these securities are comprised of prime (65%), Alt-A (20%) and sub-prime (15%) loans.

Other asset-backed securities totaled $47.6 million at December 31, 2014 compared to $22.1 million at December 31, 2013. Other asset-backed securities are investment grade and are comprised of student loan securities, a trust preferred collateralized debt obligation ("CDO"), venture debt obligations and securities with underlying consumer loans. The loans underlying the venture debt obligations are similar to the loans in our venture banking portfolio and have an estimated average life of one year or less.
We monitor our non-agency mortgage-backed securities and other asset-backed securities on an ongoing basis. Principal repayment, delinquencies, prepayments and default rates are tracked monthly. In addition, we perform a discounted cash flow analysis for our non-agency mortgage-backed securities on a quarterly basis as part of our OTTI review. The student loan securities and the trust preferred CDO are monitored semi-annually.
Our held to maturity securities portfolio is mainly comprised of municipal bonds. Our held to maturity securities portfolio had an amortized cost of $300.4 million at December 31, 2014, an increase of $146.2 million, or 94.8%, compared to $154.3 million at December 31, 2013. The increase in this portfolio was primarily due to our purchase of new municipal bond securities and agency mortgage backed securities that we intend to hold until they are either called or reach maturity. Our held to maturity securities portfolio had an amortized cost of $154.3 million at December 31, 2013, an increase of $87.3 million, or 130.2%, compared to $67.0 million at December 31, 2012. Of this increase, $23.7 million was the result of a transfer of municipal bonds from available-for-sale to held-to-maturity during the fourth quarter of 2013. The increases in this portfolio in 2014, 2013 and 2012 were primarily due to our purchase of new municipal bond securities that we intend to hold until they are either called or reach maturity.
At December 31, 2014, the duration of our available-for-sale securities portfolio was approximately 2.1 years and the overall investment securities portfolio duration was 2.8 years.
The following table sets forth the stated maturities and weighted average yields of investment securities, of which none mature within one year, at December 31, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 31.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

	At December 31, 2014
		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
U.S. Treasuries	$29,604	$29,604	1.29%	$—	—%	$—	—%
Agency direct obligations	30,536	30,536	0.76	—	—	—	—
SBA pools	177,982	4,924	1.60	83,805	1.60	89,253	1.60
Agency mortgage-backed securities	606,677	1,724	0.48	35,155	1.71	569,798	2.21
Municipal bonds	96,016	—		17,819	3.77	78,197	4.42
Corporates	117,025	55,715	1.45	12,951	1.33	48,359	2.46
Non-agency mortgage-backed securities	173,322	1,151	3.62	15,234	3.28	156,937	2.84
Other asset-backed securities	48,450	14,485	2.20	28,550	3.06	5,415	1.38
Total available for sale securities	$1,279,612	$138,139	1.35%	$193,514	2.15%	$947,959	2.45%
Held-to-maturity securities:
Contractual maturity
Agency mortgage-backed securities	$58,851	$—	—%	$—	—%	$58,851	3.06%
Municipal bonds	181,567	—	—	7,813	2.62	173,754	5.44
Corporates	60,007	—	—	—	—	60,007	4.36
Total held-to-maturity	$300,425	$—	—%	$7,813	2.62%	$292,612	4.74%
Total securities	$1,580,037	$138,139	1.35%	$201,327	2.17%	$1,240,571	2.98%
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
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice generally is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $4.3 million and $5.1 million in 461 and 451 companies at December 31, 2014 and 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At December 31, 2014, the $4.3 million valuation on warrants held included $0.2 million of equity warrant assets held in six publicly traded companies, which we intend to monetize upon removal of all sale restrictions, compared to $1.0 million equity warrant assets held in three publicly traded companies at December 31, 2013.
During the year ended December 31, 2014, we exercised warrants with a total value of $2.8 million and received equity securities in 11 publicly traded companies. We sold a portion of these securities during the year ended December 31, 2014 (see discussion under "Results of Operations - Noninterest Income"). At December 31, 2014, the fair value of equity securities within our available-for-sale investments obtained through the exercise of warrants and still held was $0.9 million (see Note 3). The Company did not have equity securities obtained from the exercise of warrants in our available for sale portfolio in 2013. See Notes 16 and 17 for further information regarding our equity warrant assets.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. At December 31, 2014, we had $5.7 million in gross notional customer outstanding forward contracts and an offsetting $5.6 million in gross national correspondent bank outstanding forward contracts. At December 31, 2013, we had $3.9 million in gross notional customer outstanding forward contracts and an offsetting $3.8 million in gross national correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at December 31, 2014, 2013 and 2012:

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$1,851,004	66.67%	$1,380,024	65.51%	$1,061,191	69.85%
Interest-bearing deposits:
Demand deposits	71,598	2.58	103,638	4.92	—	—
Money market	837,630	30.16	596,247	28.30	442,285	29.11
Time deposits	16,320	0.59	26,818	1.27	15,853	1.04
Total period end deposits	$2,776,552	100.00%	$2,106,727	100.00%	$1,519,329	100.00%

The following tables set forth the composition of our average deposits for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,602,327	65.72%	$1,148,529	61.37%	$1,009,474	65.95%
Interest-bearing deposits:
Demand deposits	100,136	4.11	67,059	3.58	20	—
Money market	710,296	29.13	624,281	33.36	488,924	31.95
Time deposits	25,258	1.04	31,552	1.69	32,082	2.10
Total average deposits	$2,438,017	100.00%	$1,871,421	100.00%	$1,530,500	100.00%
Our deposits increased to $2.8 billion at December 31, 2014, from $2.1 billion at December 31, 2013, an increase of $669.8 million, or 31.8%. This increase was primarily due to growth of our client base and a continued strong funding environment for venture-backed firms. Our noninterest-bearing deposits increased $471.0 million, or 34.1%, and our interest-bearing deposits increased $198.8 million, or 27.4%, during the period.
At December 31, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $16.0 million. The maturity profile of our time deposits at December 31, 2014 is as follows:

Maturity Period	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months
	(Dollars in thousands)
Time deposits, $100,000 and over	$13,877	$1,104	$—	$1,001
Other time deposits	188	90	60	—
Total time deposits	$14,065	$1,194	$60	$1,001
Client Investment Funds
We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. For example, we offer our clients alternative cash investment vehicles such as sweep accounts and investments in the CDARS, the latter of which allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management, our registered investment advisor, offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. At December 31, 2014 and 2013, Square 1 Asset Management had $976.1 million and $108.1 million, respectively, of assets under management, an increase of 802.9%. The growth in our client investment funds reflects our ability to manage deposits off balance sheet in a manner that benefits our clients and the Bank. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management.

The following tables set forth our client investment funds at December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$976,075	$108,105	802.9%
Sweep money market funds	404,357	271,823	48.8
CDARS	56,201	177,955	(68.4)
Total period-end client investment funds	$1,436,633	$557,883	157.5%

	At December 31,
	2013	2012	% Change
	(Dollars in thousands)
Period-end:
Client investment assets under management	$108,105	$—	N/M
Sweep money market funds	271,823	210,583	29.1%
CDARS	177,955	167,349	6.3
Total period-end client investment funds	$557,883	$377,932	47.6%
N/M = Not meaningful
The following tables set forth the composition of average client investment funds for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$431,495	$36,503	1,082.1%
Sweep money market funds	283,006	219,550	28.9
CDARS	167,336	189,535	(11.7)
Total average client investment funds	$881,837	$445,588	97.9%

	Years Ended December 31,
	2013	2012	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$36,503	$—	N/M
Sweep money market funds	219,550	150,263	46.1
CDARS	189,535	291,790	(35.0)
Total average client investment funds	$445,588	$442,053	0.8%
N/M = Not meaningful

Repurchase Agreements and Borrowings
As a result of strong deposit growth and proceeds from the initial public offering of our common stock, we decreased borrowings by $18.9 million at December 31, 2014. Repurchase agreements decreased $12.7 million as the result of customer repurchase agreements moving to Square 1 Asset Management, and the remaining $6.2 million balance of subordinated debentures, including respective remaining debt discount, was redeemed as $7.4 million in trust preferred securities were converted to common shares during the year ended December 31, 2014. See "Average Balances and Yields" under "Results of Operations" for average balances and interest rates of our short-term borrowings. See Note 8 for further information regarding our repurchase agreements and Note 9 for further discussion of our borrowings.

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,232,078	$977,262
Standby letters of credit(2)	68,372	89,232
Total commitments	$1,300,450	$1,066,494

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the years ended December 31, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$9,487	$12,153	$14,149	$4,748	$5,407
Life sciences	2,511	—	—	2,315	117
Asset-based loans	570	—	—	—	—
SBA and USDA	175	648	368	—	—
Other	3,245	—	—	—	—
Total commercial loans	15,988	12,801	14,517	7,063	5,524
Real estate loans:
SBA and USDA	1,251	1,665	—	—	—
Total real estate loans	1,251	1,665	—	—	—
Total nonperforming loans	$17,239	$14,466	$14,517	$7,063	$5,524
Total accruing loans past 90 days or more	$—	$—	$1,460	$—	$—
Foreclosed assets(1)	—	119	119	1,237	3,237
Nonaccrual troubled debt restructurings	5,859	3,379	3,565	2,547	649
Total troubled debt restructurings	5,859	3,379	3,565	2,547	649
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(5,859)	(3,379)	(3,565)	(2,547)	(649)
Total nonperforming assets and troubled debt restructurings	$17,239	$14,585	$16,096	$8,300	$8,761
Total nonperforming loans to total loans	1.28%	1.34%	1.68%	0.99%	1.13%
Total nonperforming loans to total assets	0.56%	0.62%	0.81%	0.43%	0.35%
Total nonperforming assets and troubled debt restructurings to total assets	0.56%	0.63%	0.89%	0.50%	0.55%

(1)	Foreclosed assets consist of capital stock acquired in lieu of incurring a charge-off.
The following tables present the composition of portfolio company nonperforming loans by stage at December 31, 2014:

	December 31, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$3,764	3	23.80%
Expansion	6,398	5	40.46
Late	5,652	2	35.74
Total portfolio company loans	$15,814	10	100.00%
At December 31, 2014, our total nonperforming assets and troubled debt restructurings were $17.2 million, a $2.7 million, or 18.2%, increase from December 31, 2013. At December 31, 2014, nonperforming loans represented 1.28% of our total loans and were comprised of 13 credits that had $8.1 million in specific reserves held against them.
At December 31, 2014, our criticized (performing) and impaired loans represented approximately 7.5% of our total gross loans. This compares to 8.5% at December 31, 2013. 55.5% of our criticized and impaired loans at December 31, 2014 are to companies in the technology sector, across all growth stages, compared to 73.8% at December 31, 2013. Loans to technology sector companies represented approximately 46.7% of our loan portfolio at December 31, 2014 and 50.02% at December 31,

2013. Loans to early and expansion stage portfolio company clients comprised 58.9% of our nonperforming loans at December 31, 2014, compared to 33.6% at December 31, 2013. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
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
Interest income that would have been recorded had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.5 million for the year ended December 31, 2014, and $0.6 million for the year ended December 31, 2013.
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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2014			2013			2012
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$11,904	51.97%	46.66%	$13,609	74.05%	50.02%	$10,548	76.20%	48.06%
Life sciences	3,657	15.96	20.24	1,971	10.73	20.61	804	5.81	19.43
Asset-based loans	3,364	14.69	13.12	684	3.72	10.24	1,205	8.70	12.11
Venture capital/private equity	250	1.09	12.49	197	1.07	13.20	152	1.10	15.29
SBA and USDA	622	2.72	2.63	627	3.41	2.18	381	2.75	1.02
Other	1,576	6.88	0.50	2	0.01	0.13	4	0.03	0.16
Total commercial loans	21,373	93.31	95.64	17,090	92.99	96.38	13,094	94.59	96.07
Real estate loans:
SBA and USDA	1,310	5.72	2.73	1,163	6.33	2.53	680	4.91	3.04
Total real estate loans	1,310	5.72	2.73	1,163	6.33	2.53	680	4.91	3.04
Construction:
SBA and USDA	43	0.19	0.30	10	0.05	0.03	—	—	—
Total construction loans	43	0.19	0.30	10	0.05	0.03	—	—	—
Credit cards	180	0.78	1.33	116	0.63	1.06	69	0.50	0.89
Total	$22,906	100.00%	100.00%	$18,379	100.00%	100.00%	$13,843	100.00%	100.00%

	At December 31,
	2011			2010
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$8,469	72.80%	58.36%	$8,009	87.08%	60.94%
Life sciences	1,550	13.33	15.87	770	8.37	16.29
Asset-based loans	895	7.69	9.95	317	3.45	9.54
Venture capital/private equity	156	1.34	12.54	70	0.76	12.56
SBA and USDA	266	2.29	1.60	—	—	—
Other	5	0.04	0.13	—	—	0.03
Total commercial loans	11,341	97.49	98.45	9,166	99.66	99.36
Real estate loans:
SBA and USDA	245	2.11	0.86	—	—	—
Total real estate loans	245	2.11	0.86	—	—	—
Construction:
SBA and USDA	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—
Credit cards	46	0.40	0.69	31	0.34	0.64
Total	$11,632	100.00%	100.00%	$9,197	100.0%	100.0%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$18,379	$13,843	$11,632	$9,197	$9,345
Provision for loan losses	12,614	13,300	9,371	7,300	5,050
Charge-offs:
Commercial loans:
Technology	5,956	9,344	4,940	5,121	5,468
Life sciences	2,023	—	500	700	127
SBA and USDA	128	269	2,461	—	—
Total commercial loans	8,107	9,613	7,901	5,821	5,595
Real estate loans:
SBA and USDA	390	—	—	—	—
Total real estate loans	390	—	—	—	—
Credit cards	—	—	—	—	3
Total charge offs	8,497	9,613	7,901	5,821	5,598
Recoveries:
Commercial loans:
Technology	(170)	(699)	(553)	(953)	(400)
Life sciences	(9)	—	(188)	—	—
SBA and USDA	(14)	(150)	—	—	—
Total commercial loans	(193)	(849)	(741)	(953)	(400)
Real estate loans:
SBA and USDA	(217)	—	—	—	—
Total real estate loans	(217)	—	—	—	—
Credit cards	—	—	—	(3)	—
Total recoveries	(410)	(849)	(741)	(956)	(400)
Net charge offs	8,087	8,764	7,160	4,865	5,198
Allowance at end of period	$22,906	$18,379	$13,843	$11,632	$9,197
Allowance for loan losses to total loans at end of period	1.70%	1.70%	1.60%	1.64%	1.87%
Net charge offs to average loans outstanding during period (annualized)	0.68%	0.95%	0.95%	0.79%	1.14%

Market Risk
Market risk is defined as the risk of adverse fluctuations in the market value of financial assets and liabilities due to changes in market rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts, and ultimately the yield, of such securities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.
Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving our available-for-sale securities and available funding sources. In addition, our policies permit the use of on- and off-balance sheet derivative financial instruments to assist in managing interest rate risk, although to date we have not entered into any derivative financial instruments for such purposes.
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
Net Interest Income Simulation and Economic Value of Equity Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: net interest income (“NII”) simulation and economic value of equity ("EVE"). The EVE simulation provides a long term view of interest rate risk because it analyzes all of the Bank's future cash flows. EVE is defined as the present value of the Bank's assets less the present value of its liabilities, adjusted for any off balance sheet items. The results show a theoretical change in the value of our shareholders' equity as interest rates change.
The NII and EVE simulations are completed monthly and presented to the Asset/Liability Management Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income and equity under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Management Committee on a monthly basis. Changes to these assumptions can significantly affect the results of the simulations. The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
The tables below set forth an approximation of our NII sensitivity exposure for the 12-month periods beginning December 31, 2014 and 2013, and our EVE sensitivity at December 31, 2014 and 2013. The simulations use projected repricing of assets and liabilities beginning December 31, 2014 and 2013, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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
Caution should be used when interpreting the results of the simulation models as presented in the following tables. There are limitations to our ability to fully model important assumptions such as the shape of the yield curve, actual prepayment speeds, the mix of interest bearing to non-interest bearing deposits and the basis risk between different rate indices. Also rates do not normally move instantaneously as our modeling results indicate. The results should not be interpreted as precise measures and do not represent the actual net interest income or market value of our equity for a given change in rates.

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	December 31, 2014	At December 31, 2014
300	9.7%	(12.8)%
200	8.6	(5.5)
100	5.3	(2.0)
(100)	(3.4)	(0.4)
(200)	(4.9)	2.4

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	December 31, 2013	At December 31, 2013
300	16.3%	(2.6)%
200	12.7	(1.5)
100	7.0	(0.5)
(100)	(2.2)	0.5
(200)	(3.2)	5.2
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
The EVE analysis shows that we would theoretically lose market value in a rising rate environment. This is primarily due to the fixed rate securities in our investment portfolio, which will lose value as rates rise. The analysis also assumes that amortizing assets will experience slower prepayments as rates increase, which will also cause asset values to decline. The opposite will be true for a declining rate environment where we will see our market value increase as the fixed rate securities will increase in value.
When compared to the December 2013 results, the NII sensitivity declined in the rising interest rate scenarios. This was due to a combination of higher growth in fixed rate loans in 2014 and higher floors and higher spreads to prime being forecast in our loan portfolio. The NII sensitivity increased in the falling interest rate scenarios as short term interest rates increased year over year causing the sensitivity of our variable and floating rate securities to increase as rates fell.
The EVE sensitivity increased from December 31, 2013 to December 31, 2014 for the rising interest rate scenarios. The increase was primarily caused by the growth in the investment portfolio whose balances will tend to decline in value as rates increase. The EVE sensitivity decreased for the falling interest rate scenarios as the yield curve flattened with longer term rates declining during 2014. The flatter yield curve limited the increase in asset values in the falling rate scenarios.

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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner without incurring unacceptable losses. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 44.9% of total assets at December 31, 2014. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $86.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.3 billion at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow $191.4 million from the FHLB. There were no outstanding borrowings under this line at December 31, 2014. Additionally, at December 31, 2014, we had the ability to access $85.1 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. There were no outstanding borrowings under this line at December 31, 2014. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of December 31, 2014. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at December 31, 2014:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,760,232	$2,760,232	$—	$—	$—
Time deposits	16,320	15,319	1,001	—	—
Operating lease obligations	17,170	2,954	4,309	3,999	5,908
Total	$2,793,722	$2,778,505	$5,310	$3,999	$5,908
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
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2014 and December 31, 2013. See Note 13 to the consolidated financial statements for further information.
On January 1, 2015, the Basel III regulatory standard on bank capital adequacy became effective. The rule establishes a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), and requires institutions to hold 8.0% total capital and 4.0% Tier 1 capital to average consolidated assets (“Leverage Ratio”). It also increases the Tier 1 capital to risk-based assets threshold ratio for "well capitalized" from 6.0% to 8.0% or risk-weighted assets.
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. Under the new capital rule, Tier 1 capital consists of Common Equity Tier 1 capital and “Additional Tier 1 capital” instruments meeting certain revised requirements. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital generally will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period, unless an opt-out election is made.
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures. See “Supervision and Regulation-State Bank Regulation-New Capital Rule” under Item 1. Business of this report for further information.
In addition, it is anticipated that our and the Bank's risk-based capital ratios will decrease by approximately 1.00% with the changes to both qualifying regulatory capital and risk-weighted assets under the new rules.
Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” in effect as of December 31, 2014 and December 31, 2013, are set forth below.

	December 31, 2014	December 31, 2013	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	14.95%	12.46%	10.00%	8.00%
Tier 1 risk-based capital ratio	13.83	11.38	6.00	4.00
Tier 1 leverage ratio	9.71	8.34	5.00	4.00
Tangible common equity to tangible assets ratio	9.77	7.89	N/A	N/A
Tangible equity to risk-weighted assets ratio	14.20	10.52	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	14.61%	12.21%	10.00%	8.00%
Tier 1 risk-based capital ratio	13.48	11.13	6.00	4.00
Tier 1 leverage ratio	9.44	8.16	5.00	4.00

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for discussion of quantitative and qualitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SQUARE 1 FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 201 S College Street Suite 2500 Charlotte, NC 28244 T 704.632.3500 F 704.334.7701 www.GrantThornton.com
Board of Directors and Shareholders
Square 1 Financial, Inc.
We have audited the accompanying consolidated balance sheets of Square 1 Financial, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Square 1 Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 20, 2015

Square 1 Financial, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$14,629	$28,648
Interest-bearing deposits in other banks	72,292	76,966
Federal funds sold and securities purchased under resale agreements	—	116
Total cash and cash equivalents	86,921	105,730
Investment in time deposits	1,251	1,250
Investment securities—available for sale, at fair value	1,294,533	924,229
Investment securities—held to maturity, at amortized cost	300,425	154,255
Loans, net of unearned income of $7.9 million and $4.5 million	1,346,449	1,082,536
Less allowance for loan losses	(22,906)	(18,379)
Net loans	1,323,543	1,064,157
Premises and equipment, net	4,026	3,061
Deferred income tax assets, net	9,672	15,620
Bank owned life insurance	50,723	31,706
Intangible assets	1,615	2,065
Other receivables	3,226	2,592
Warrant valuation	4,304	5,105
Prepaid expenses	2,063	1,309
Accrued interest receivable and other assets	12,564	15,348
Total assets	$3,094,866	$2,326,427
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$1,851,004	$1,380,024
Demand, interest-bearing	71,598	103,638
Money market deposit accounts	837,630	596,247
Time deposits	16,320	26,818
Total deposits	2,776,552	2,106,727
Borrowings and repurchase agreements	—	12,737
Junior subordinated debt	—	6,207
Accrued interest payable and other liabilities	15,610	11,606
Total liabilities	2,792,162	2,137,277
Commitments and contingencies (Notes 12, 13 and 18)
Shareholders’ equity:
Convertible preferred stock, $.01 par value; 10,000,000 shares authorized, 0 shares and 5,000 shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 70,000,000 and 45,000,000 shares authorized, respectively (Note 10):
Class A common stock, $.01 par value; 25,487,568 shares and 19,699,136 shares issued and outstanding, respectively	255	197
Class B convertible common stock, $.01 par value; 3,395,110 shares and 3,912,610 shares issued and outstanding, respectively	34	39
Additional paid in capital	251,597	183,716
Accumulated other comprehensive income (loss)	7,404	(4,096)
Retained earnings	43,414	9,294
Total shareholders’ equity	302,704	189,150
Total liabilities and shareholders’ equity	$3,094,866	$2,326,427
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Consolidated Statements of Income

(in thousands, except per share data)	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans including fees on loans	$74,763	$58,230	$50,814
Investment securities:
Taxable	21,696	13,369	13,951
Non-taxable	7,740	5,702	2,627
Federal funds and other short-term investments	382	361	284
Total interest income	104,581	77,662	67,676
Interest expense:
Deposits	573	656	473
Borrowings and repurchase agreements	19	42	26
Junior subordinated debt	215	630	643
Total interest expense	807	1,328	1,142
Net interest income	103,774	76,334	66,534
Provision for loan losses	12,614	13,300	9,371
Net interest income after provision for loan losses	91,160	63,034	57,163
Noninterest income:
Service charges and fees	4,533	4,071	3,603
Foreign exchange fees	6,746	4,864	3,768
Credit card and merchant income	3,246	2,464	2,092
Investment impairment	(43)	(1,720)	(1,484)
Net (loss) gain on securities	(212)	1,696	1,126
Letter of credit fees	1,347	1,247	1,048
Warrant income	3,729	3,750	(73)
Gain on sale of loans	1,189	2,033	2,575
Bank owned life insurance	1,382	1,073	633
Other	3,300	5,830	2,272
Total noninterest income	25,217	25,308	15,560
Noninterest expense:
Personnel	43,691	35,759	30,507
Occupancy	3,090	2,779	2,687
Data processing	3,757	3,097	3,043
Furniture and equipment	2,939	2,536	2,692
Advertising and promotions	1,335	1,255	973
Professional fees	3,356	3,232	3,646
Telecommunications	1,099	1,172	1,152
Travel	1,004	1,099	954
FDIC assessment	1,573	1,293	1,295
Other	4,707	3,699	4,199
Total noninterest expense	66,551	55,921	51,148
Income before income tax expense	49,826	32,421	21,575
Income tax expense	15,643	10,038	7,203
Net income	34,183	22,383	14,372
Dividends on preferred stock	63	250	250
Net income available to common shareholders	$34,120	$22,133	$14,122
Earnings per share—basic	$1.25	$0.94	$0.67
Earnings per share—diluted	$1.18	$0.93	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	Years Ended December 31,
	2014	2013	2012
Net income	$34,183	$22,383	$14,372
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	11,388	(10,346)	14,868
Less: reclassification adjustment for losses (gains) included in net income	112	(945)	(1,147)
Other comprehensive income (loss)	11,500	(11,291)	13,721
Comprehensive income	45,683	11,092	28,093
Dividends on preferred stock	63	250	250
Comprehensive income available to common shareholders	$45,620	$10,842	$27,843
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)			Common Stock				Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total
	Preferred Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	5,000	$—	18,117,664	$181	1,976,313	$20	$157,665	$(6,526)	$(26,961)	$124,379
Issuance of common stock, net issuance costs of $303 thousand	—	—	1,461,423	15	1,936,297	19	23,170	—	—	23,204
Stock-based compensation	—	—	—	—	—	—	1,300	—	—	1,300
Dividends on preferred stock	—	—	—	—	—	—	—	—	(250)	(250)
Net income	—	—	—	—	—	—	—	—	14,372	14,372
Unrealized loss on securities net of tax of $8.1 million	—	—	—	—	—	—		13,721	—	13,721
Balance at December 31, 2012	5,000	$—	19,579,087	$196	3,912,610	$39	$182,135	$7,195	$(12,839)	$176,726
Issuance of common stock, net issuance costs of $1 thousand	—	—	120,049	1	—	—	36	—	—	37
Stock-based compensation	—	—	—	—	—	—	1,545	—	—	1,545
Dividends on preferred stock	—	—	—	—	—	—	—	—	(250)	(250)
Net income	—	—	—	—	—	—	—	—	22,383	22,383
Unrealized loss on securities net of tax of $6.3 million	—	—	—	—	—	—	—	(11,291)	—	(11,291)
Balance at December 31, 2013	5,000	$—	19,699,136	$197	3,912,610	$39	$183,716	$(4,096)	$9,294	$189,150
Issuance of common stock, net issuance costs of $1.8 million	—	—	4,546,862	46	(517,500)	(5)	58,672	—	—	58,713
Stock-based compensation	—	—	—	—	—	—	3,114	—	—	3,114
Conversion of preferred stock	(5,000)	—	500,070	5	—	—	(5)	—	—	—
Conversion of trust preferred securities	—	—	741,500	7	—	—	6,100	—	—	6,107
Dividends on preferred stock	—	—	—	—	—	—	—	—	(63)	(63)
Net income	—	—	—	—	—	—	—	—	34,183	34,183
Unrealized gain on securities net of tax of $7.1 million	—	—	—	—	—	—	—	11,500	—	11,500
Balance at December 31, 2014	—	$—	25,487,568	$255	3,395,110	$34	$251,597	$7,404	$43,414	$302,704
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2014	2013	2012
Net income	$34,183	$22,383	$14,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,235	1,086	1,314
Amortization on investment securities, net	18,808	15,832	13,001
Provision for loan losses	12,614	13,300	9,371
Stock-based compensation	3,114	1,545	1,300
Loss (gain) on sale of securities available for sale	212	(1,696)	(1,126)
Investment impairment	43	1,720	1,484
Gain on acquisition	—	(446)	—
Deferred income tax provision	(1,163)	(651)	(509)
Earnings on bank owned life insurance	(1,382)	(1,073)	(633)
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,399	2,746	(3,275)
Accrued interest payable and other liabilities	4,004	588	2,147
Net cash provided by operating activities	74,067	55,334	37,446
Cash flows from investing activities:
Net increase in investment in time deposits	(1)	—	—
Purchase of securities available for sale	(575,209)	(437,656)	(418,619)
Purchase of securities held to maturity	(115,050)	(61,907)	(38,099)
Proceeds from calls/maturities of securities available for sale	165,522	149,928	131,787
Proceeds from sales of securities available for sale	3,808	77,984	195,216
Proceeds from paydowns of securities held to maturity	4,003	2,497	3,411
Net increase in loans	(272,001)	(223,577)	(159,337)
Purchase of bank owned life insurance	(17,635)	(10,000)	(20,000)
Purchases of premises and equipment	(1,951)	(916)	(528)
Net cash paid in acquisition	—	(4,849)	—
Net cash used in investing activities	(808,514)	(508,496)	(306,169)
Cash flows from financing activities:
Net increase in deposits	669,825	587,398	10,500
Net (decrease) increase in repurchase agreements	(12,737)	12,737	—
Decrease in FHLB borrowings	—	(90,000)	90,000
Increase in subordinated debt	—	1	—
Preferred dividends paid	(63)	(250)	(250)
Proceeds from issuance of common stock, net of issuance costs	58,917	37	23,084
Issuance of shares under stock-based compensation plan	(304)	(2)	120
Net cash provided by financing activities	715,638	509,921	123,454
Net change in cash and cash equivalents	(18,809)	56,759	(145,269)
Cash and cash equivalents at beginning of year	105,730	48,971	194,240
Cash and cash equivalents at end of year	$86,921	$105,730	$48,971

Supplemental statement of cash flow disclosures:
Interest paid	$807	$1,328	$1,142
Income taxes paid	$17,258	$10,479	$8,443
Schedule of noncash investing transactions:
Conversion of trust preferred securities to common stock	$7,415	$—	$—
Fair value of tangible assets acquired	$—	$12,288	$—
Other intangible assets acquired	$—	$800	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION
Organization and Nature of Operations
Square 1 Financial, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware on October 6, 2004. The Company closed on its initial public offering ("IPO") on March 31, 2014. The Company’s primary function is to serve as the holding company for its wholly owned subsidiary, Square 1 Bank. Square 1 Bank (the “Bank”) was incorporated under the laws of North Carolina on July 11, 2005 and commenced banking operations on August 8, 2005. The Bank is not a member of the Federal Reserve System. The Bank provides a full range of commercial banking services primarily to companies that have received institutional investment, typically from venture capital and private equity sources. The Bank also provides a full range of services to venture capital and private equity firms. The Bank’s primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees. During 2007, the Company formed Square 1 Ventures, LLC (a Delaware limited liability company), a wholly owned subsidiary established to sponsor a fund of funds. Square 1 Ventures, LLC is consolidated into the Company’s financial statements. In 2013, the Bank formed Square 1 Asset Management, a wholly owned subsidiary of the Bank and SEC-registered investment adviser, to provide an investment alternative for clients.
The Bank operates one branch in Durham, NC and loan production offices in Menlo Park, San Francisco, San Diego, Campbell, and Los Angeles and Orange County, CA; and Austin, Boston, Chicago, Denver, Minneapolis, New York, Seattle and the District of Columbia area. The Company’s corporate headquarters are located in Durham, NC.
In September 2008, Square 1 Financial Capital Trust I (the “Trust”), a Delaware trust, was formed by the Company, as sponsor, in order to facilitate the issuance of convertible trust preferred securities. The Trust invested the total proceeds from the sales of the convertible trust preferred securities in convertible junior subordinated deferrable interest debentures issued by the Company. The assets of the trust were not assets of the Company and were not consolidated into the Company’s consolidated financial statements. The subordinated debentures issued by the Company to the Trust were included in borrowings, and the Company’s equity interests in the Trust were included in other assets at December 31, 2013. The Company notified all holders of trust preferred securities of its intent to redeem such securities as of June 30, 2014 and all outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date (see Note 9).
On December 31, 2013, the Bank acquired the business operations and key employees of Sand Hill Finance LLC, a factoring company located in California, as part of the Bank's strategy to continue to grow its asset-based lending portfolio. Square 1 Bank acquired approximately $11.9 million of factoring loans from Sand Hill Finance LLC and certain other assets for a total purchase price of approximately $12.4 million, which included the repayment of $7.2 million in debt, and recorded a $0.4 million gain from the purchase. Additionally, the Bank assumed obligations under the real estate lease for the company’s primary place of business and hired the company’s seven employees. The Bank has integrated the factoring product into its existing suite of asset-based lending products.
On March 1, 2015, PacWest Bancorp, a Delaware corporation ("PacWest"), and the Company entered into an agreement and plan of merger under which PacWest will acquire the Company. See Note 22 for additional information about the merger.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a consistent basis with the accounting policies described in Note 2. Certain prior year amounts have been reclassified within noninterest income to conform to the current year presentation. Credit card and merchant income, previously included in service charges and fees, is presented separately and income from loan documentation fees, previously presented separately, is included in other noninterest income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Square 1 Venture 1, L.P. The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. For the years ended December 31, 2014, 2013 and 2012, gains of $0.8 million, gains of $0.2 million and losses of $0.6 million, respectively, were recognized. The fair value of the investment at December 31, 2014 and 2013, was $1.5 million and $1.0 million, respectively, and is included in other assets on the balance sheet.
On April 1, 2014, Square 1 Ventures, LLC transferred the contract for the management of Square 1 Venture 1, L.P. to Industry Ventures, a fund-of-funds manager in San Francisco, CA. In connection with this transfer, the Company recorded a gain of $0.5 million. The Company does not expect the impact of the sale of the management contract to have an ongoing material impact to its results of operations or financial condition.
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
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $19.8 million and $12.0 million in the consolidated balance sheet at December 31, 2014 and 2013, respectively.
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
The Company intends to hold its securities classified as available for sale securities for an indefinite period of time but may sell them prior to maturity. All other securities, which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity securities. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of the sales. The Company's investments include agency direct obligations, Small Business Administration ("SBA") pools, agency and non-agency mortgage backed securities ("MBS"), corporate securities, municipal bonds, and asset backed securities ("ABS"). Equity securities include securities obtained from the exercise of equity warrants and required to be held until the expiration of their respective lock-up periods, which expire within one year. The Company intends to monetize these securities upon removal of all sale restrictions (see Note 16).
The Company analyzes marketable securities for other-than-temporary impairment (OTTI) as required under Accounting Standards Codification (ASC) 820-10. Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to the Company's ability to hold the security to maturity. As such, fair value is analogous to market value and is different than assessing and measuring OTTI. The Company's OTTI methodology identifies how much of the impairment is related to credit versus market risk. If the analysis indicates that credit losses exist, then the impairment is increased through earnings to cover that portion related to the credit losses.
A credit downgrade represents an increased level of risk of OTTI, and will only be recognized if the Company assesses the issuer’s ability to service the debt and to repay the principal at contractual maturity is challenged.
There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors shall be considered:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis (severity and duration);

•
Adverse conditions specifically related to the security, an industry, or geographic area; for example changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Examples of those changes include any of the following:

•	Changes in technology;

•	The discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security;

•	Changes in the quality of the credit enhancement;

•	The historical and implied volatility of the fair value of the security;

•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency; and

•	Recoveries or additional declines in fair value after the balance sheet date.
The Company uses actual principal repayment experience to amortize purchased discounts and premiums on mortgage-backed securities (“MBS”) and other amortizing debt securities. Both the pro-rata and level yield methods are used to amortize the discounts and premiums. As principal is paid down on the amortizing securities a commensurate amount of premium or discount is also amortized into income.
Premiums and discounts on non-amortizing securities are recognized in interest income using the level interest yield method over the period to maturity, or when the debt securities are called or significantly repriced.
As a member of the Federal Home Loan Bank (“FHLB”), the Company is required to hold shares of FHLB stock under the Bank’s borrowing agreement. At December 31, 2014 and 2013, the Company had $2.1 million and $2.2 million, respectively, in FHLB stock which is recorded at cost as a component of other assets.
Bank Owned Life Insurance
The Bank maintains life insurance on certain employees. The policies were purchased during 2014, 2013 and 2012. The cash surrender value of the life insurance policies at December 31, 2014 and 2013, was $50.7 million and $31.7 million, respectively.
Loans, Net of Unearned Income and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred loan origination fees and direct costs. The balance is further reduced by deferred income from equity warrant positions received in connection with certain loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan fees, direct costs and discounts related to warrant position are amortized to interest income over the contractual life of the loan using the level yield method, taking into consideration scheduled payments and prepayments.
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data and borrowers’ operating factors such as cash flows, operating income or loss, etc. It is possible that these factors and management’s evaluation of the adequacy of the allowance for loan losses will change.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower’s ability to pay.
The allowance for loan losses is based on a formula allocation for similarly risk-rated loans and individually for impaired loans. The formula allocation is determined on a monthly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the amount and likelihood of a loan being charged-off based on its credit risk rating using historical loan performance data from the Company's portfolio. The historical loan loss migration statistical model utilizes loss history over the trailing six-month period, over the trailing twelve-month period and since Square 1 Bank’s adoption of its allowance methodology. These three loss rates are annualized and averaged equally to provide a charge-off rate that is reflective of both current market conditions and cumulative bank experience. This average rate is then applied using three methodologies that are based on industry, stage of company and structure of debt. An allowance for loan losses is calculated using each of these methodologies. The results of the three calculations are then averaged for each risk-rating category and applied to the respective period-end client loan balances for each corresponding risk-rating category in order to provide an estimation of the aggregate allowance for loan losses. Equal weighting is given to each historical time frame and to each methodology, and is applied across all loan categories. The application of these methodologies has been applied consistently for all periods.
Square 1 Bank applies qualitative allocations to the results obtained through its historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management’s assessment of the risks that may lead to a loan loss experience different from the Bank's historical loan loss experience. These risks are aggregated to become the Bank's qualitative allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•	changes in national and local economic business conditions, including the market and economic condition of the Bank's clients’ industry sectors;

•	changes in the nature of the Bank's loan portfolio;

•	changes in experience, ability, and depth of lending management and staff;

•	changes in the trend of the volume and severity of past due and classified loans;

•	changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;

•	reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;

•	reserve for large funded loan exposure; and

•	other factors as determined by management from time to time.
The Bank will generally charge off a loan when it determines that the loan is uncollectible, meaning that all economically sensible means of recovery have been exhausted. Charge offs are approved by the Chief Credit Officer or designee.
Loan Documentation Fees
The Bank requires legal representation in connection with the negotiation of loan transactions and the preparation of documentation related to such transactions with its borrowers. As is customary in the banking industry, the borrower is responsible for paying the Bank’s legal expenses in these transactions. The Bank’s legal department includes several attorneys and paralegals dedicated to representing the Bank in loan transactions, and the Bank charges a fee to the borrowers for providing this representation. The amount of the fees and related recognition vary based on the type of work performed.

ASC 310-20-35 defines loan fees that should be deferred and amortized over the life of the loan. The Company applies this guidance to determine the appropriate treatment of loan documentation fees. As a result, loan documentation fees that are received in connection with the origination of a loan or an amendment of loan terms such as an increase in the amount of the loan facility or a change in the interest rate of the loan, are deferred and amortized into interest income over the life of the loan. Other fees that are not related to loan origination or amendment of loan terms as described above, such as payoff letters, notices of default or consent letters, are considered maintenance fees and are therefore not implicit yield adjustments but rather are recognized immediately as a component of noninterest income.
Reserve for Unfunded Credit Commitments
The Company records a liability on a monthly basis for probable and estimable losses associated with unfunded lending commitments, which represent off-balance sheet exposures. The Company applies a funding probability to risk-factor adjusted unfunded lending commitments by portfolio segment to derive the reserve. The Company uses historical loss experience, current economic conditions and performance trends within the specific portfolio segments to calculate loan loss rates. Historical utilization trends are used to estimate the probability that unfunded credit commitments will be funded. Unfunded client lending commitments are allocated on a portfolio segment basis. The Company includes the reserve for unfunded credit commitments in other liabilities in the consolidated balance sheets and includes the related provision in other noninterest expenses in the consolidated statements of income.
Concentration of Credit Risk
Assets that potentially expose the Company to concentration of credit risk consist primarily of investments in securities and loans. The Company has an investment portfolio limitations policy that places limits on the maximum concentration by investment portfolio sector. The investment portfolio limitations policy also places limits on the maximum duration, maximum average life and minimum credit rating for investments made by the Company. At December 31, 2014 and 2013, the Company had no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder's equity. Loans are generally diversified due to the high number of entities comprising the Company’s customer base and their dispersion across diverse geographical regions.
Credit Quality
It is the Company’s policy to accurately risk rate all credit facilities. For each client, an internal credit risk rating is established for that loan. Each loan is given a credit risk rating of 1 through 7, in 0.5 increments. Loans risk rated 1 through 3.5 are performing loans and translate to an internal rating of “Pass.” A risk rating of 4 is considered “Special Mention.” A special mention credit has potential weaknesses that deserve management’s close attention and are classified as criticized loans. A risk rating of 5 is considered to be “Substandard.” A credit is rated substandard when it is inadequately protected by the net worth and/or repayment capacity of the borrower. The collateral, if any, is deemed insufficient to repay the loan in full. Loans in this risk rating may or may not be considered impaired and may or may not be on nonaccrual status. If they are not impaired, they are classified as criticized performing loans. Loans risk rated 6 are “Doubtful.” These loans are considered impaired and are on nonaccrual status. Loans rated 7 are considered a “Loss” and have been charged off.
The Company manages its credit risk exposure through credit controls including: (i) evaluation of credit applications, borrowers, collateral packages and liquidity, (ii) a detailed loan approval process and (iii) rigorous monitoring procedures with respect to its existing loan portfolio. The Company’s regional managers and portfolio analysts monitor loan covenants on a daily basis, the Company’s borrowers’ performance on a monthly basis and its portfolio quality on at least an annual basis. The Company maintains a database that provides management with detailed loan performance information.
Troubled Debt Restructurings (“TDRs”)
A TDR arises from the modification of a loan where the Bank has granted a concession to the borrower that would not have otherwise been considered, for economic or legal reasons related to the borrower’s financial difficulties. These concessions may include: (1) interest rate reductions for the remaining original life of the debt; (2) extension of the maturity date; (3) principal forgiveness; and/or (4) reduction of accrued interest.
Income Recognition on Impaired and Nonaccrual Loans
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms.
While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding.
Foreclosed Assets
Upon acquisition, foreclosed assets are initially recorded at the fair value of the asset less cost to sell. Subsequently, foreclosed assets are carried at the lower of carrying value or net realizable value. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Reviews will be performed quarterly by management and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value (less estimated costs to sell) are charged against other expenses. Foreclosed assets, which amounted to $0.1 million at December 31, 2013 are included in other assets in the accompanying consolidated balance sheets. The Company did not hold any foreclosed assets at December 31, 2014.
Premises and Equipment, Net
Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on estimated service lives of assets. Useful lives are 5 years for leasehold improvements. Useful lives range from 3 to 7 years for furniture and equipment. Repairs and maintenance are charged to expense as incurred.
Upon disposition, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in income.
Income Taxes
The Company and its subsidiaries file a consolidated U.S. federal income tax return.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carry-back or carry-forward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	Future taxable income;

•	Future reversals of existing taxable temporary differences;

•	Taxable income in prior carry-back years; and

•	Tax planning strategies.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all years presented were immaterial.

Prepaid Expenses
Prepaid expenses include prepaid insurance and other prepaid expenses, including prepaid FDIC insurance.
Derivatives
The Company's significant accounting policies for derivatives are described in Note 16.
Fair Value Measurements
The Company's significant accounting policies for fair value measurements are described in Note 17.

New Accounting Standards
In February 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2015-02 may be applied retrospectively to all prior periods presented in the financial statements or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently assessing the impacts of adopting ASU 2015-02.
In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items from GAAP. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2015-01 may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has not had any extraordinary items and adoption will not have a material effect on the Company's presentation of consolidated results of operations or disclosures.
In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-17, Business Combinations (Topic 805) Pushdown Accounting. ASU 2014-17 allows an acquired entity to elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. ASU 2014-17 became effective on November 18, 2014, and its adoption did not have a material effect on the Company's consolidated results of operations, financial position or disclosures.
In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The ASU clarifies that entities should consider all relevant terms and features, including embedded derivatives, in evaluating the nature of host contracts and no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Additionally, in evaluating a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight them. ASU 2014-16 is effective for all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The effects of initially adopting the amendments in ASU 2014-16 are to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect adoption of ASU 2014-16 to have a material effect on its consolidated results of operations, financial position or disclosures.
In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for all reporting periods thereafter. Early adoption is permitted. The Company does not expect adoption of ASU 2014-15 to have a material effect on its consolidated results of operations, financial position or disclosures.
In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. Additionally, the new guidance requires expanded disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and about the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. For the Company, ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. Early adoption is not permitted for public entities. The Company does not expect adoption of ASU 2014-11 to have a material effect on its consolidated results of operations or financial position.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations and requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. For the Company, ASU No. 2014-08 would be applied prospectively to disposals or classifications as held for sale for annual financial statements with fiscal years beginning on or after December 15, 2014. The Company does not expect adoption of ASU 2014-08 to have a material effect on its consolidated results of operations or financial position.
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

3. INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$29,604	$44	$(7)	$29,641
Agency direct obligations	30,536	95	—	30,631
SBA pools	177,982	2,145	(305)	179,822
Agency MBS	606,677	9,360	(1,115)	614,922
Municipal bonds	96,016	2,477	(3)	98,490
Corporates	117,025	1,732	(398)	118,359
Non-agency MBS	173,322	1,237	(1,460)	173,099
Other ABS	48,450	25	(854)	47,621
Equity securities	2,422	17	(491)	1,948
Total available for sale	$1,282,034	$17,132	$(4,633)	$1,294,533
Held to maturity securities:
Agency MBS	$58,851	$1,015	$(107)	$59,759
Municipal bonds	181,567	9,187	(445)	190,309
Corporates	60,007	32	(3,701)	56,338
Total held to maturity	$300,425	$10,234	$(4,253)	$306,406

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Agency direct obligations	$34,853	$208	$—	$35,061
SBA pools	127,309	1,958	(56)	129,211
Agency MBS	445,855	4,395	(2,400)	447,850
Municipal bonds	97,532	—	(5,503)	92,029
Corporates	148,288	1,173	(3,644)	145,817
Non-agency MBS	54,134	371	(2,335)	52,170
Other ABS	22,787	112	(808)	22,091
Total available for sale	$930,758	$8,217	$(14,746)	$924,229
Held to maturity securities:
Agency MBS	$18,666	$188	$(608)	$18,246
Municipal bonds	127,339	426	(5,756)	122,009
Corporates	8,250	—	(1,951)	6,299
Total held to maturity	$154,255	$614	$(8,315)	$146,554
Investment securities with a fair value of $285.7 million and $343.7 million at December 31, 2014 and 2013, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at correspondent banks, the Federal Reserve Bank, and the FHLB of Atlanta.
At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder's equity.

The proceeds from sales and calls of securities and the associated gains and losses were as follows:

(in thousands)	Years Ended December 31,
	2014	2013	2012
Proceeds	$169,330	$227,912	$327,003
Gross gains	130	2,298	1,754
Gross losses	342	602	628
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. treasuries	$9,895	$(7)	$—	$—	$9,895	$(7)
SBA pools	34,287	(296)	4,186	(9)	38,473	(305)
Agency MBS	128,717	(889)	17,935	(226)	146,652	(1,115)
Municipal bonds	1,671	(3)	—	—	1,671	(3)
Corporates	24,140	(398)	—	—	24,140	(398)
Non-agency MBS	61,284	(637)	21,558	(823)	82,842	(1,460)
Other ABS	37,527	(146)	4,708	(708)	42,235	(854)
Equity securities	1,859	(491)	—	—	1,859	(491)
Total	$299,380	$(2,867)	$48,387	$(1,766)	$347,767	$(4,633)
Held to maturity securities:
Agency MBS	$—	$—	$5,856	$(107)	$5,856	$(107)
Municipal bonds	10,657	(116)	12,688	(329)	23,345	(445)
Corporates	40,959	(1,846)	6,420	(1,855)	47,379	(3,701)
Total	$51,616	$(1,962)	$24,964	$(2,291)	$76,580	$(4,253)

(in thousands)	December 31, 2013
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA pools	$13,724	$(56)	$—	$—	$13,724	$(56)
Agency MBS	126,563	(1,801)	24,288	(599)	150,851	(2,400)
Municipal bonds	92,029	(5,503)	—	—	92,029	(5,503)
Corporates	72,092	(3,644)	—	—	72,092	(3,644)
Non-agency MBS	22,422	(410)	14,138	(1,925)	36,560	(2,335)
Other ABS	—	—	4,852	(808)	4,852	(808)
Total	$326,830	$(11,414)	$43,278	$(3,332)	$370,108	$(14,746)
Held to maturity securities:
Agency MBS	$13,575	$(608)	$—	$—	$13,575	$(608)
Municipal bonds	77,344	(3,313)	16,368	(2,443)	93,712	(5,756)
Corporates	—	—	6,299	(1,951)	6,299	(1,951)
Total	$90,919	$(3,921)	$22,667	$(4,394)	$113,586	$(8,315)
At December 31, 2014, there were a total of 78 available for sale securities that were in an unrealized loss position, of which 24 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2013, there were a total of 104 available for sale securities that were in an unrealized loss position, of which 25 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2014, the fair value of equity securities included $0.9 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $1.0 million in other equity securities.
The Company performs extensive ongoing evaluations of the investment portfolio at the individual bond level, including market valuations and impairment analyses. The Company recorded $43 thousand, $1.7 million and $1.5 million of impairment on certain mortgage-related securities for the years ended December 31, 2014, 2013 and 2012, respectively. The Company deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities until forecasted recovery of fair value or until maturity.

The amortized cost of debt securities at December 31, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	December 31, 2014
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
U.S. treasuries	$29,604	$—	$29,604	$—	$—
Agency direct obligations	30,536	—	30,536	—	—
SBA pools	177,982	—	4,924	83,805	89,253
Agency MBS	606,677	—	1,724	35,155	569,798
Municipal bonds	96,016	—	—	17,819	78,197
Corporates	117,025	—	55,715	12,951	48,359
Non-agency MBS	173,322	—	1,151	15,234	156,937
Other ABS	48,450	—	14,485	28,550	5,415
Total	$1,279,612	$—	$138,139	$193,514	$947,959
Held to maturity securities:
Contractual maturity
Agency MBS	$58,851	$—	$—	$—	$58,851
Municipal bonds	181,567	—	—	7,813	173,754
Corporates	60,007	—	—	—	60,007
Total	$300,425	$—	$—	$7,813	$292,612
There were no transfers between the available for sale portfolio and the held to maturity portfolio in 2014. In 2013, six securities in the available for sale portfolio were determined to be held to maturity and were transferred into the held to maturity portfolio. The amortized cost transferred was $23.7 million. The fair value was $23.7 million. The Company determined it has the intent and, based on the Company’s liquidity position, it has the ability to hold these securities to maturity.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at December 31, 2014 and 2013, are as follows:

(in thousands)	December 31, 2014	December 31, 2013
Commercial loans:
Technology	$631,979	$543,788
Life sciences	274,057	224,069
Asset-based loans	177,701	111,251
Venture capital/private equity	169,143	143,468
SBA and USDA	35,609	23,719
Other	6,854	1,424
Total commercial loans	1,295,343	1,047,719
Real estate loans:
SBA and USDA	36,978	27,504
Total real estate loans	36,978	27,504
Construction loans:
SBA and USDA	4,035	287
Total construction loans	4,035	287
Credit cards	17,980	11,575
Less unearned income, net	(7,887)	(4,549)
Total loans, net of unearned income	$1,346,449	$1,082,536
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At December 31, 2014 and 2013, the outstanding balances of these loans being serviced were $135.3 million and $114.6 million, respectively. The SBA/USDA guaranteed portions of 14 and 21 of these loans were sold to the secondary market during 2014 and 2013, respectively. The cumulative outstanding sold balance at December 31, 2014 and 2013, was $57.2 million and $63.1 million, respectively.
The Company accounts for loan servicing rights or liabilities under Accounting Standards Codification (ASC) 860, “Transfers and Servicing.” ASC 860 requires the Company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. Changes in the fair value of the servicing asset are recognized in other noninterest income. The valuation methodology estimates the present value of future cash flows based on the unique characteristics of the loan, market-based assumptions for prepayment speeds, and discount rate assumptions. The servicing asset is recorded in intangible assets in the financial statements.
See Note 17 for a summary of the activity for the Company's servicing assets.

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the years ended December 31, 2014 and 2013, broken out by portfolio segment:

(in thousands)	Year Ended December 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,609	$5,956	$170	$4,081	$11,904
Life sciences	1,971	2,023	9	3,700	3,657
Asset based loans	684	—	—	2,680	3,364
Venture capital/private equity	197	—	—	53	250
SBA and USDA	627	128	14	109	622
Other	2	—	—	1,574	1,576
Total commercial loans	17,090	8,107	193	12,197	21,373
Real estate loans:
SBA and USDA	1,163	390	217	320	1,310
Total real estate loans	1,163	390	217	320	1,310
Construction:
SBA and USDA	10	—	—	33	43
Total construction loans	10	—	—	33	43
Credit cards	116	—	—	64	180
Total loans	$18,379	$8,497	$410	$12,614	$22,906

(in thousands)	Year Ended December 31, 2013
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$10,651	$9,344	$699	11,603	$13,609
Life sciences	804	—	—	1,167	1,971
Asset based loans	1,102	—	—	(418)	684
Venture capital/private equity	152	—	—	45	197
SBA and USDA	381	269	150	365	627
Other	4	—	—	(2)	2
Total commercial loans	13,094	9,613	849	12,760	17,090
Real estate loans:
SBA and USDA	680	—	—	483	1,163
Total real estate loans	680	—	—	483	1,163
Construction:
SBA and USDA	—	—	—	10	10
Total construction loans	—	—	—	10	10
Credit cards	69	—	—	47	116
Total loans	$13,843	$9,613	$849	$13,300	$18,379

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at December 31, 2014 and 2013, broken out by portfolio segment:

(in thousands)	December 31, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,523	$7,381
Life sciences	1,181	2,476
Asset based loans	280	3,084
Venture capital/private equity	—	250
SBA and USDA	46	576
Other	1,564	12
Total commercial loans	7,594	13,779
Real estate loans:
SBA and USDA	510	800
Total real estate loans	510	800
Construction:
SBA and USDA	—	43
Total construction loans	—	43
Credit cards	—	180
Total loans	$8,104	$14,802

(in thousands)	December 31, 2013
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,830	$8,779
Life sciences	—	1,971
Asset based loans	—	684
Venture capital/private equity	—	197
SBA and USDA	132	495
Other	—	2
Total commercial loans	4,962	12,128
Real estate loans:
SBA and USDA	481	682
Total real estate loans	481	682
Construction:
SBA and USDA	—	10
Total construction loans	—	10
Credit cards	—	116
Total loans	$5,443	$12,936

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at December 31, 2014 and 2013. See Note 2 for a discussion of credit quality indicators.

(in thousands)	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$—	$—	$—	$—	$631,979	$631,979	$—
Life sciences	—	—	—	—	274,057	274,057	—
Asset-based loans	—	—	—	—	177,701	177,701	—
Venture capital/private equity	—	—	—	—	169,143	169,143	—
SBA and USDA	—	—	175	175	35,434	35,609	—
Other	3,245	—	—	3,245	3,609	6,854	—
Total commercial loans	3,245	—	175	3,420	1,291,923	1,295,343	—
Real estate loans:
SBA and USDA	—	—	408	408	36,570	36,978	—
Total real estate loans	—	—	408	408	36,570	36,978	—
Construction loans:
SBA and USDA	—	—	—	—	4,035	4,035	—
Total construction loans	—	—	—	—	4,035	4,035	—
Credit cards	—	—	—	—	17,980	17,980	—
Total loans, gross	$3,245	$—	$583	$3,828	$1,350,508	$1,354,336	$—

(in thousands)	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$411	$—	$2,372	$2,783	$541,005	$543,788	$—
Life sciences	—	—	—	—	224,069	224,069	—
Asset-based loans	—	—	—	—	111,251	111,251	—
Venture capital/private equity	—	—	—	—	143,468	143,468	—
SBA and USDA	—	—	648	648	23,071	23,719	—
Other	—	—	—	—	1,424	1,424	—
Total commercial loans	411	—	3,020	3,431	1,044,288	1,047,719	—
Real estate loans:
SBA and USDA	—	—	1,665	1,665	25,839	27,504	—
Total real estate loans	—	—	1,665	1,665	25,839	27,504	—
Construction loans:
SBA and USDA	—	—	—	—	287	287	—
Total construction loans	—	—	—	—	287	287	—
Credit cards	—	—	95	95	11,480	11,575	—
Total loans, gross	$411	$—	$4,780	$5,191	$1,081,894	$1,087,085	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,523	$8,757	$730	$9,487	$10,398
Life Sciences	1,181	2,511	—	2,511	4,140
Asset-based loans	280	570	—	570	570
SBA and USDA	46	175	—	175	183
Other	1,564	3,245	—	3,245	3,261
Total commercial loans	7,594	15,258	730	15,988	18,552
Real estate loans:
SBA and USDA	510	1,251	—	1,251	1,261
Total real estate loans	510	1,251	—	1,251	1,261
Total loans, gross	$8,104	$16,509	$730	$17,239	$19,813

(in thousands)	December 31, 2013
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,830	$12,153	$—	$12,153	$13,745
SBA and USDA	132	648	—	648	648
Total commercial loans	4,962	12,801	—	12,801	14,393
Real estate loans:
SBA and USDA	481	1,665	—	1,665	1,665
Total real estate loans	481	1,665	—	1,665	1,665
Total loans, gross	$5,443	$14,466	$—	$14,466	$16,058

The following table summarizes average impaired loans, broken out by portfolio segment, during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	Years Ended December 31,
	2014		2013		2012
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial loans:
Technology	$8,764	$—	$13,926	$—	$10,622	$—
Life sciences	1,592	—	—	—	1,100	—
Asset-based loans	142	—	—	—	—	—
SBA and USDA	468	—	604	—	—	—
Other	811	—	—	—	—	—
Total commercial loans	11,777	—	14,530	—	11,722	—
Real estate loans:
SBA and USDA	954	—	416	—	496	—
Total real estate loans	954	—	416	—	496	—
Credit cards	3	—	—	—	—	—
Total loans, gross	$12,734	$—	$14,946	$—	$12,218	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$575,483	$47,009	$9,487	$631,979
Life sciences	257,143	14,403	2,511	274,057
Asset-based loans	160,558	16,573	570	177,701
Venture capital/private equity	169,143	—	—	169,143
SBA and USDA	35,040	394	175	35,609
Other	3,609	—	3,245	6,854
Total commercial loans	1,200,976	78,379	15,988	1,295,343
Real estate loans:
SBA and USDA	29,613	6,114	1,251	36,978
Total real estate loans	29,613	6,114	1,251	36,978
Construction loans:
SBA and USDA	4,035	—	—	4,035
Total construction loans	4,035	—	—	4,035
Credit cards	17,980	—	—	17,980
Total loans, gross	$1,252,604	$84,493	$17,239	$1,354,336

(in thousands)	December 31, 2013
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$475,531	$56,104	$12,153	$543,788
Life sciences	210,257	13,812	—	224,069
Asset-based loans	110,184	1,067	—	111,251
Venture capital/private equity	143,468	—	—	143,468
SBA and USDA	22,063	1,008	648	23,719
Other	1,424	—	—	1,424
Total commercial loans	962,927	71,991	12,801	1,047,719
Real estate loans:
SBA and USDA	19,852	5,987	1,665	27,504
Total real estate loans	19,852	5,987	1,665	27,504
Construction loans:
SBA and USDA	287	—	—	287
Total construction loans	287	—	—	287
Credit cards	11,575	—	—	11,575
Total loans, gross	$994,641	$77,978	$14,466	$1,087,085
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The following table summarizes the Company's loans classified as TDRs, broken out by portfolio segment, during the year ended December 31, 2014:

	Modifications			TDRs That Subsequently Defaulted
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Life Sciences	2	$4,125	$3,018	1	$507
Asset-based loans	1	570	570	—	—
Total commercial loans	3	4,695	3,588	1	507
Total loans, gross	3	$4,695	$3,588	1	$507
Two loans identified as TDRs during the year ended December 31, 2014 were restructured to defer interest payments. One loan identified as a TDR during the year ended December 31, 2014 was restructured to a below market rate. The loans are considered nonperforming loans and, as such, were individually considered for allowance for loan losses calculations.
The following table summarizes the Company's loans classified as TDRs, broken out by portfolio segment, during year ended December 31, 2013:

	Modifications			TDRs That Subsequently Defaulted
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	1	$2,522	$2,522	1	$545
Total commercial loans	1	2,522	2,522	1	545
Total loans, gross	1	$2,522	$2,522	1	$545
The loan identified as a TDR during the year ended December 31, 2013 was restructured to a below market interest rate. The loan is considered a nonperforming loan and, as such, was individually considered for allowance for loan losses calculations.
The following table summarizes the Company's loans classified as TDRs, broken out by portfolio segment, during the year ended December 31, 2012:

	Modifications			TDRs That Subsequently Defaulted
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	3	$3,183	$3,183	1	$1,659
Total commercial loans	3	3,183	3,183	1	1,659
Total loans, gross	3	$3,183	$3,183	1	$1,659
At December 31, 2014 and 2013, the Bank had no commitments to lend to borrowers with loans identified as TDRs.

5. PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2014 and 2013, are as follows:

	At December 31,
(in thousands)	2014	2013
Leasehold improvements	$3,547	$3,411
Furniture and equipment	8,609	8,559
Assets in progress	1,319	528
	13,475	12,498
Less accumulated depreciation and amortization	(9,449)	(9,437)
	$4,026	$3,061
Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012, amounted to $1.0 million, $1.1 million and $1.3 million, respectively, and is included in occupancy expense on the accompanying consolidated statements of income.

6. INTANGIBLE ASSETS
Intangible assets on the consolidated balance sheets consist of servicing right intangible assets related to obligations to service financial assets and certain intangible assets, consisting of non-compete agreements and existing customer relationships recorded net of tax, acquired as part of its acquisition of Sand Hill Finance LLC on December 31, 2013 (See Note 1). The Company's servicing right intangible assets are subsequently measured at fair value. See Note 17 for information about the Company's servicing right intangible assets.
The non-compete agreements and existing customer relationships intangible assets are finite-lived intangible assets subject to amortization. The non-compete agreements intangible asset had a one-year amortization period and was fully amortized at December 31, 2014. The existing customer relationships intangible asset has a three-year amortization period. The acquired intangible assets do not have renewal or extension provisions.
The Company's finite-lived intangible assets at December 31, 2014 and 2013 are as follows:

	At December 31,
(in thousands)	2014	2013
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(210)	—
Accumulated amortization - existing customer relationships	(197)	—
Total accumulated amortization	(407)	—
Total intangible assets subject to amortization, net	$393	$800
Amortization expense, net of tax for the year ended December 31, 2014, amounted to $250 thousand and is included in other noninterest expense on the accompanying consolidated statements of income.
The following table shows the expected amortization for the next five years for intangible assets at December 31, 2014:

(in thousands)
2015	$197
2016	196
$393

7. DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $16.0 million and $26.6 million at December 31, 2014 and 2013, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $53 thousand, $60 thousand and $49 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, time deposits individually exceeding $100,000 and scheduled to mature on or before December 31, 2015 totaled $15.0 million. The remaining $1.0 million is scheduled to mature in 2017. At December 31, 2014 and 2013, the aggregate amount of overdrawn demand deposits reclassified to loans was $0.9 million and $0.9 million, respectively.

8. REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS
Securities purchased under agreements to resell generally mature within one to four days from the transaction date. Securities purchased under reverse repurchase agreements are included in cash and cash equivalents in the consolidated balance sheets. The Company had no reverse repurchase agreements outstanding at December 31, 2014 and 2013.
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at December 31, 2014. Repurchase agreements outstanding at December 31, 2013 were $12.7 million.

9. BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. There were no outstanding borrowings for these lines at December 31, 2014 and 2013.
The Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the Federal Reserve US Primary Credit Discount Rate. The total availability of this line to utilize short-term borrowings from the Federal Reserve Bank varies and is secured by loans and investment securities. At December 31, 2014, the Company had the ability to access $85.1 million under this line. There were no outstanding borrowings for this line at December 31, 2014 and 2013.
In addition, the Company has the ability to borrow longer term from the FHLB with a $191.4 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at December 31, 2014 and 2013.
In September 2008, the Company issued $7.4 million of convertible trust preferred securities. These securities were placed through the Trust. The Trust held, as its sole asset, the subordinated debentures issued by the Company. The Company did not consolidate the Trust into its consolidated financial statements. The subordinated debentures issued by the Company amounted to $7.6 million. A debt discount of $1.5 million was recorded and was to be amortized over 30 years. At December 31, 2013, the remaining balance of the subordinated debentures, including the remaining debt discount of $1.4 million, was $6.2 million. The Company notified the holders of all trust preferred securities of its intent to redeem such securities as of June 30, 2014, and all remaining outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date. At December 31, 2014, no convertible trust preferred securities remained outstanding, and the Trust has been dissolved.
During the year ended December 31, 2014, investors converted $7.4 million of the outstanding convertible trust preferred securities into 741,500 common shares at $10.00 per share. For the years ended December 31, 2014, 2013 and 2012, interest expense on the trust preferred securities was $0.2 million, $0.6 million and $0.6 million, respectively.

10. EQUITY
The Company's Second Amended and Restated Certificate of Incorporation, filed with the SEC on August 11, 2014, increased the Company's authorized shares. As a result of this amendment, the Company is authorized to issue a total of 80,000,000 shares of capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share and 70,000,000 shares of common stock, par value $0.01 per share. Of the common stock authorized 60,000,000 are shares of Class A voting common stock, 4,000,000 are shares of Class B non-voting common stock and 6,000,000 are undesignated shares. The Class B non-voting common stock has the same rights and privileges, shared ratably and is identical in all respects to the Class A voting common stock as to all matters, including dividend, indemnification, preemptive rights and redemption provisions.
Shares of Class B non-voting common stock may be converted into shares of Class A voting common stock at the option of the holder thereof provided however, that each share of Class B non-voting common stock will not be convertible in the hands of or at the election of the initial holder or any affiliate (as defined in the Bank Holding Company Act of 1956, as amended, (the “BHC Act”), and any rules or regulations promulgated thereunder or Regulation Y of the Board of Governors of the Federal Reserve (the “Federal Reserve”) of such initial holder and will only be convertible by a transferee in connection with or after a transfer that to a third party unaffiliated with such initial holder. The Class B non-voting common stock may only be transferred through one or more of the following alternatives: (i) to an affiliate of the investor or to the Company, (ii) in a widely distributed public offering of common stock of the Company and/or Class B non-voting common stock of the Company, (iii) in a transfer in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company (including pursuant to a related series of such transfers), or (iv) in a transfer to a person that is acquiring at least a majority of the voting securities of the Company (not including voting securities such person is acquiring from the transferor). The Company reserves out of its authorized but unissued shares of Class A voting common stock, such number of shares of Class A voting common stock sufficient to effect the conversion of all outstanding shares of Class B non-voting common stock.
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
Issuances of Common Stock
During the year ended December 31, 2014, the Company issued 185,200 shares of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 227,415 shares of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
During the year ended December 31, 2013, the Company issued 94,049 shares of common stock related to vesting of restricted stock units issued under the stock-based incentive compensation plan and issued 26,000 share of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
During the year ended December 31, 2012, the Company issued 3,397,720 shares of common stock. The stock was issued in three phases during the months of September, November and December. Net proceeds amounted to $23.2 million.
In 2005, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At December 31, 2014 and 2013, there were 30,000 warrants and 70,000 warrants, respectively, outstanding with an exercise price of $10.00 per share. During the year ended December 31, 2014, the Company issued 40,000 shares of common stock related to the exercise of these warrants.
On March 31, 2014, the Company sold a total of 3,125,000 shares of Class A common stock in its initial public offering at an initial public offering price of $18.00 and received net proceeds of $51.1 million after expenses. On April 1, 2014, the underwriters exercised in full the underwriters’ purchase option granted in connection with the initial public offering, at the initial public offering price of $18.00, resulting in an additional 468,750 shares purchased from the Company for which it received $7.9 million in net proceeds on April 4, 2014.
During the year December 31, 2014, the Company issued 741,500 common shares of its Class A common stock in connection with the conversion of $7.4 million of its outstanding convertible trust preferred securities into common shares at the conversion price of $10.00 per share. At December 31, 2014, no convertible trust preferred securities remained outstanding.
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
The Company's basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Years Ended December 31,
		2014	2013	2012
	Basic:
	Net income	$34,183	$22,383	$14,372
Less:	dividends on preferred stock	63	250	250
	Net income attributable to common shares	34,120	22,133	14,122
	Basic weighted-average common shares outstanding	27,401	23,508	20,926
	Earnings per share—basic	$1.25	$0.94	$0.67
	Diluted:
	Net income attributable to common shares	$34,120	$22,133	$14,122
Plus:	dividends on preferred stock	63	—	—
	convertible trust preferred securities	146	—	—
	Net income attributable to common shares after assumed conversions	34,329	22,133	14,122
	Basic weighted-average common shares outstanding	27,401	23,508	20,926
	Effect of dilutive stock options and warrants(1)	1,700	351	211
	Diluted weighted-average common shares outstanding	29,101	23,859	21,137
	Earnings per share—diluted	$1.18	$0.93	$0.67

(1)
Excludes anti-dilutive warrants, preferred stock and trust preferred securities representing 1,311,500 shares at December 31, 2013 and 2012. There were no anti-dilutive warrants, preferred stock and trust preferred securities at December 31, 2014.

In 2010, in connection with a private placement of Company common stock, the Company issued warrants to purchase 750,000 shares of common stock at any time. The exercise price of the warrants is $5.15 per share. In February 2015, all of the warrants were net exercised for 603,436 shares of common stock. These warrants were originally valued at $1.8 million using a Black-Scholes-Merton fair value model.
Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. Reclassification adjustments out of accumulated other comprehensive income for the year ended December 31, 2014, 2013, and 2012, are presented in the following table:

(in thousands)		Years Ended December 31,
	Location	2014	2013	2012
Reclassification adjustment for losses (gains) included in net income	Net (loss) gain on securities	$179	$(1,507)	$(1,828)
Related tax (expense) benefit	Income tax (benefit) expense	(67)	562	681
Reclassification adjustment for losses (gains) included in net income, net of tax		$112	$(945)	$(1,147)

11. INCOME TAXES
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is generally no longer subject to the assessment of tax with respect to returns that have been filed for years prior to 2009.
Allocation of federal and state income taxes between current and deferred portions is as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Current provision:
Federal	$14,860	$9,800	$7,130
State	1,949	895	582
Deferred expense (benefit):
Federal	(925)	(868)	(616)
State	(186)	207	—
	15,698	10,034	7,096
Change in valuation allowance	(55)	4	107
Total income tax expense	$15,643	$10,038	$7,203
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Amount of tax computed using the Federal statutory rate of 35%	$17,439	$11,347	$7,458
Increases (decreases) resulting from effects of:
State taxes, net of federal benefit	1,267	582	447
Valuation allowance deferred taxes	(55)	4	107
Other	(3,008)	(1,895)	(809)
Income tax expense	$15,643	$10,038	$7,203
Effective tax rate	31.4%	31.0%	33.4%

Significant components of deferred income tax assets and liabilities at December 31, 2014, 2013 and 2012, are as follows:

	At December 31,
(in thousands)	2014	2013
Deferred income tax assets:
Allowance for loan losses	$8,575	$6,946
Startup and organization expenses	73	85
Net operating loss carryforwards	64	327
Unrealized security losses	—	2,432
Depreciation	503	433
Impairment reserve	2,228	2,589
Unrealized loss on warrants	679	428
Other	3,970	4,192
Total deferred income tax assets	16,092	17,432
Valuation allowance	(255)	(311)
Net deferred income tax assets	15,837	17,121
Deferred income tax liabilities:
Prepaid expenses	(743)	(485)
Debt discount	—	(589)
Unrealized security gains	(4,679)	—
Other	(743)	(427)
Total deferred income tax liabilities	(6,165)	(1,501)
Net deferred income tax assets	$9,672	$15,620
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2014 and 2013, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

12. LEASES
The Company has non-cancelable operating leases for its corporate office and loan production offices that expire at various dates through 2025. The future minimum lease payments under the non-cancelable leases for years subsequent to December 31, 2014 are as follows:

(in thousands)
2015	$2,954
2016	2,242
2017	2,067
2018	1,989
2019	2,010
Thereafter	5,908
$17,170
The leases contain options to extend for various periods at most of its leased facilities. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2014, 2013 and 2012, amounted to $2.5 million, $2.2 million and $2.2 million, respectively.

13. REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at December 31, 2014, the Company and the Bank met all capital requirements to which they are subject and are “well-capitalized”.
On January 1, 2015, the Basel III regulatory standard on bank capital adequacy became effective. The rule establishes a new Common Equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), and requires institutions to hold 8.0% total capital and 4.0% Tier 1 capital to average consolidated assets (“Leverage Ratio”). It also increases the Tier 1 capital to risk-based assets threshold ratio for "well capitalized" from 6.0% to 8.0% or risk-weighted assets.
The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Regulatory authorities may further limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.
The Company’s actual capital amounts and ratios at December 31, 2014 and 2013, and the minimum capital requirements in effect at December 31, 2014 and 2013, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital ratio	$318,344	14.95%	$170,340	8.00%	$212,925	10.00%
Tier 1 risk-based capital ratio	294,441	13.83	85,170	4.00	127,755	6.00
Tier 1 leverage ratio	294,441	9.71	121,289	4.00	151,611	5.00
December 31, 2013
Total risk-based capital ratio	$217,345	12.46%	$139,532	8.00%	$174,415	10.00%
Tier 1 risk-based capital ratio	198,430	11.38	69,766	4.00	104,649	6.00
Tier 1 leverage ratio	198,430	8.34	95,205	4.00	119,007	5.00

The Bank’s actual capital amounts and ratios at December 31, 2014 and 2013, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total risk-based capital ratio	$309,928	14.61%	$169,752	8.00%	$212,190	10.00%
Tier 1 risk-based capital ratio	286,025	13.48	84,876	4.00	127,314	6.00
Tier 1 leverage ratio	286,025	9.44	121,186	4.00	151,483	5.00
December 31, 2013
Total risk-based capital ratio	$212,821	12.21%	$139,385	8.00%	$174,231	10.00%
Tier 1 risk-based capital ratio	193,906	11.13	69,692	4.00	104,539	6.00
Tier 1 leverage ratio	193,906	8.16	95,053	4.00	118,817	5.00

14. RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2014, 2013 and 2012, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the years ended December 31, 2014, 2013 and 2012, amounted to $1.0 million, $0.8 million and $0.7 million, respectively.

15. STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Compensation Committee of the Board of Directors. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than seven years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over five years from the date of grant. The 2009 Stock Incentive Plan, as amended, provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At December 31, 2014, 999,033 shares of common stock remained available for future issuance through stock options or restricted stock units. The Company has historically issued new shares upon exercising or vesting of share-based awards and anticipates continuing to use new share issuances in the near term.

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions provided in the table that follows. Expected volatilities are based on historical industry volatilities of common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
No options were granted in 2014. The fair value of options granted in 2013 and 2012, was determined based on the assumptions provided in the table below:

	December 31,
	2013	2012
Dividend yield	— %	— %
Expected volatility	52.58%	38.5%-54.0%
Weighted-average expected volatility	52.58%	48.70%
Risk-free interest rate	0.65%	0.4%-0.9%
Weighted-average risk-free interest rate	0.65%	0.63%
Expected life	5 years	5 years
A summary of the activity in the Company’s stock option plan for the year ended December 31, 2014 follows:

	Shares	WAEP	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	1,417,350	$6.12	4.24
Granted	—	—
Exercised	(227,415)	6.09
Forfeited	(14,260)	6.00
Expired	—
Outstanding at end of period	1,175,675	6.12	3.37	$21,842,338
Vested and expected to vest at period end	—	—	—	$—
Options exercisable at period end	823,815	6.07	3.30	$—
The following table summarizes information about the Company’s stock options outstanding at December 31, 2014:

	Outstanding Options		Exercisable Options
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Remaining Contractual Life in Years
$6.000	1,006,175	3.15	759,315	3.19
$6.750	39,000	4.33	12,300	4.33
$6.875	130,500	4.71	52,200	4.71
	1,175,675	3.37	823,815	3.30
No options were granted during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, 1,000 shares with a weighted-average grant-date fair value of $7.50 and 413,500 shares with a weighted-average grant-date fair value of $6.61, respectively, were granted. Through December 31, 2014, 253,415 options have been exercised. During the years ended December 31, 2014 and 2013, 227,415 options with an intrinsic value of $2.5 million and 26,000 options with an intrinsic value of $0.1 million, respectively, were exercised. No options were exercised during the year ended December 31, 2012.

Cash received from option exercises under the stock option plan for the years ended December 31, 2014 and 2013, was $1.4 million and $0.2 million, respectively. The related tax benefit recorded for the years ended December 31, 2014 and 2013, was not material.
The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	532,460	$8.03
Granted	143,757	14.59
Vested	(245,261)	8.51
Forfeited	(54,584)	9.51
Nonvested at end of period	376,372	$10.01
The total grant date fair value of restricted shares vested during the years ended December 31, 2014 and 2013, was $2.1 million and $0.7 million, respectively. No restricted shares vested during the year ended December 31, 2012.
The Company’s pre-tax compensation cost for stock-based employee compensation for the years ended December 31, 2014, 2013 and 2012, was $3.1 million, $1.5 million and $1.3 million, respectively. The related income tax benefit was $1.0 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was $3.4 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over a weighted-average period of five years.

16. DERIVATIVES
The Company receives equity warrants with net settlement terms in connection with extending loan commitments to certain of its customers. These warrants are obtained at the inception of a loan facility or the amendment of a loan facility. These warrants are not obtained in lieu of other fees, interest or payments. These warrants potentially provide an additional return, in addition to the traditional loan yield from interest and fees, in the event of a liquidity event of the borrowing company. The Company holds these equity warrants for future investment gains, rather than to hedge economic risks. In general, the equity warrants entitle the Company to buy a specific number of shares of the customer’s stock at a specific price over a specific time period. The warrants may also include contingent provisions which provide for additional shares to be purchased at a specific price if defined future events occur, such as future rounds of equity financing by the customer, or upon additional borrowings by the customer. All of the Company’s equity warrants contain net share settlement provisions, which permit the customer to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain under the warrant agreement.
ASC 815 Derivatives and Hedging requires that all derivative instruments be recorded on the balance sheet at fair value. Equity warrants with net share settlement provisions are considered derivatives. The Company's equity warrants portfolio is primarily comprised of holdings in non-public companies and generally the Company’s practice is to monetize its positions as soon as an open market is available. The Company estimates the initial fair value of non-public company equity warrants using a Black-Scholes option pricing model to approximate fair market value. The model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and volatility factors derived from indices of comparable publicly traded companies. On a monthly basis, the Company adjusts the value of equity warrants in non-public companies using a Black-Scholes model to approximate fair market value based on changes to the risk-free interest rate, the volatility rate and the warrant’s expected life.
The Company also holds warrants in public companies. When a private company goes public there is often a lock-up period requiring the Company to hold its equity position in a publicly traded security until the expiration of the lock-up period. The Company adjusts the value of equity warrants in public companies on a monthly basis based on the month-end closing stock price adjusted for the option value of the warrant. The model estimates market value for each warrant based on the share price as of the evaluation date, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and uses a company specific volatility factor. See Note 17 for further information regarding the fair value of the Company's equity warrants. Any changes from the grant date in the fair value of equity warrant assets will be recognized as increases or decreases to warrant valuation and as unrealized gains or losses in non-interest income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired, the Company may exercise these equity warrant assets for shares or cash. Shares received from the exercise of warrants and subject to lock-up agreements are held as equity securities in the Company's available for sale portfolio.
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to loan yield through loan interest income. At December 31, 2014 and 2013, unearned income on loans included $2.0 million and $1.2 million, respectively, related to the initial valuation of equity warrant assets. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $1.3 million, $1.3 million and $1.2 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets.
Warrants held, which amounted to $4.3 million and $5.1 million in 461 and 451 companies at December 31, 2014 and 2013, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At December 31, 2014, included in the $4.3 million in equity warrant assets in 461 companies are $0.2 million of equity warrant assets held in six publicly traded companies, which the Company intends to monetize once all restrictions to selling have been removed. At December 31, 2013, included in the $5.1 million in equity warrant assets in 451 companies were $1.0 million of equity warrant assets held in three publicly traded companies, which the Company monetized upon the expiration of all sale restrictions.
During the year ended December 31, 2014, the Company exercised warrants with a total value of $2.8 million and received equity securities in 11 publicly traded companies. During the year ended December 31, 2014, the Company monetized equity securities, which it had obtained in seven public companies through the exercise of warrants, for $1.2 million in proceeds. These equity securities had an initial value of $1.4 million and the Company recognized a loss of $0.2 million. During the year ended December 31, 2013, the Company monetized warrants and realized a gain of $1.8 million on the exercise of warrants in two portfolio company client that conducted IPOs.
At December 31, 2014, the fair value of equity securities included in investments obtained through the exercise of warrants and still held was $0.9 million (see Note 3). The Company did not have equity securities obtained from the exercise of warrants in its available for sale portfolio in 2013.

The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised, broken out by stage of emerging companies:

(in thousands except number of companies)	Years Ended December 31,
	2014	2013	2012
Equity warrant assets:
Gains:
Early stage	$1,471	$468	$12
Expansion stage	2,352	3,840	1,378
Late stage	2,437	672	439
Total gains on exercise of equity warrant assets	6,260	4,980	1,829
Losses:
Early stage	(8)	—	—
Expansion stage	(2)	—	—
Total losses on exercise of equity warrant assets (1)	(10)	—	—
Net gains on exercise of equity warrant assets	6,250	4,980	1,829
Non-monetized write off of warrant assets	(541)	(445)	(327)
Net realized gains on equity warrants	5,709	4,535	1,502
Change in fair value of equity warrant assets	(1,980)	(785)	(1,575)
Warrant income	$3,729	$3,750	$(73)

Number of companies on which warrant gains were realized:
Early stage	19	4	2
Expansion stage	35	25	16
Late stage	13	2	4
Total number of companies	67	31	22
(1) Realized warrant losses for the year ended December 31, 2014, related to one early stage company and one expansion stage company.

17. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Fair Value Measurements
The Company's marketable investment securities and derivative instruments are financial instruments recorded at fair value on a recurring basis. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing its consolidated financial statements. ASC 825-10 provides an option to report selected financial assets and liabilities at fair value. The Company has not elected to measure any financial assets or liabilities using the fair value option under ASC 825-10.
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
ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimates about market data.

The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1
Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily available in an active market, valuation of these products does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2
Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Assets and liabilities utilizing Level 2 inputs include: U.S. treasury and agency securities, mortgage-backed securities, collateralized mortgage obligations, commercial mortgage-backed securities, municipal bonds and notes, Over-the-Counter (“OTC”) derivative instruments (foreign exchange forwards and option contracts, interest rate swaps related to the Company's senior notes, subordinated notes and junior subordinated debentures), and equity warrant assets for shares of public company capital stock.

Level 3
Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, mortgage-backed securities, and equity warrant assets for shares of private company capital stock.

For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, the Company is required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and are given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly are considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight is given to the price quote relative to other transactions that are known to be orderly.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that the Company uses to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement is determined is based on the lowest level input that is significant to the fair value measurement in its entirety.
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

The following is a summary of the valuation methods and significant assumptions used to estimate fair value:
Available for sale securities
Valuations for the available-for-sale securities are provided by third party external pricing service providers. The Company reviews the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. The Company obtains additional corroboration depending on the type of security, the frequency of trades of the security and the level of liquidity or depth of the market.
Following is a summary of the significant inputs used for each class of assets and liabilities:
U.S. pass-through government mortgages are evaluated based on benchmark curves as well as security set-ups, to be announced (TBA) market, and broker feeds. Fixed-rate Ginnie Mae pools backed by fixed rate reverse mortgages are evaluated based on prepayment speeds, cash flows, swap curves, spread adjustments, coupon and average life. New issue data, monthly payment information and collateral performance are also monitored.
U.S. government collateralized mortgage obligations are evaluated based on benchmark curves, security set-up, prepayment speeds, cashflow scenario analysis, supporting collateral identification and collateral performance. Adjustments are made for spread, yield, price and prepayment speeds. Volatility-driven, multi-dimensional spread tables as well as Option Adjusted Spread model applications are applied.
Non-agency mortgage evaluation methodology is based on security set-up, prepayment speeds, cashflow scenario analysis, benchmark comparisons and supporting collateral identification and performance. Depending on the characteristics of a given tranche, Option Adjust Spread model or multi-dimensional single cash flow stream model is applied.
Municipal bonds are evaluated based on stated coupon rates, final maturity dates, callable options and yield analysis including benchmark comparisons, yield to maturity and yield to worst. Adjustments are made for ratings updates and material event notices. Quotes are based on spreads to other municipal benchmark bonds with similar characteristics or relative to market rates on U.S. treasury bonds of similar maturity.
Corporate and trust preferred security methodology is based on security set up, benchmark comparisons, yield to maturity, issuer name, coupon rate, maturity date and any applicable issuer call option feature. An option adjusted spread model is used for issues that have early redemption features. Adjustments are made for corporate actions. The Floating Rate Note model is applied to variable rate note evaluations.
The methodology for fixed and floating rate asset backed securities is based on benchmark curves as well as security set-up, prepayment speeds, benchmark yields, spread adjustments, ratings updates, collateral performance and price history. Tranche level attributes, cash flows and market color (as available) are also monitored.
SBA pool evaluation methodology is determined by benchmark rates and swap curves, cashflow scenario analysis, coupon, maturity, and supporting collateral identification and collateral performance. The unique structures associated with SBA and SBIC programs are taken into account. Additional adjustments can be made based on the original and remaining terms, coupon, seasonality of the pools and default factors.
U.S. treasury securities are evaluated based on security set up, yield to maturity and through reviewing Treasury trading platform feeds (both active market makers and inter-dealer brokers) for consistency and outliers.
Equity warrant assets
Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on a modified Black-Scholes pricing model. The model uses the stock price of publicly-traded companies, stated exercise prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions for companies with 90 or more days of trading history. For public companies with less than 90 days of trading history, the iShares Russell Microcap index (IWC) is used to estimate volatility. Further, option expiration dates are modified to account for estimates to actual life relative to stated expiration.
Fair value measurements of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate asset value by using stated exercise prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on the iShares Russell Microcap index (IWC). Option expiration dates are modified to account for estimates to actual life relative to stated expiration.

Servicing asset
Valuation for the Company's servicing asset is provided by a third party external pricing service provider. The Company reviews the methodology used to determine the fair value, including understanding the nature and observability of the inputs used to determine the fair value. The valuation uses generated future cashflows for each asset based on the asset's unique characteristics, market-based assumptions for prepayment speeds and, in the case of non-guaranteed portions of SBA loans, losses and recoveries. The present value of the future cash flows are then calculated utilizing market-based discount rate assumptions. In all cases, each loan’s expected payment for each monthly period is modeled in order to create the most detailed cash flow stream possible.
Venture capital fund investments
To determine the estimated fair value of the Company's venture capital fund investments, the Company evaluates various factors related to the underlying private company entities. The factors are specific to each underlying private company. The factors evaluated include, but are not limited to, actual and forecasted results, cash position, and market comparable companies.
The following tables present quantitative information about Level 3 fair value measurements at December 31, 2014 and 2013:

(dollars in thousands)	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Non-agency MBS	$173,099	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	47,621	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	4,304	Modified Black-Scholes option pricing model	Volatility	20.2% - 67.0% (2)
			Risk-free interest rate	1.2% - 1.5% (2)
			Remaining life assumption	54.0% - 89.4% (2)
Servicing asset	1,222	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	3,704	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(1)	The Company uses third-party pricing information without adjustment for this Level 3 fair value measurement.

(2)
Low end of range relates to private equity warrant assets portfolio and high end of range relates to public equity warrant assets portfolio at December 31, 2014. The Company did not hold public equity warrant assets at December 31, 2013.

(3)	The factors are specific to each underlying private company, and as such, a weighted average or range of values for the unobservable inputs is not meaningful.
The Company adjusts the contractual remaining term of public company warrants based on its best estimate of the actual remaining life. At December 31, 2014, the weighted average contractual remaining term was 6.8 years, compared to the Company's estimated remaining life of 6.1 years. The Company adjusts the contractual remaining term of private company warrants based on its best estimate of the actual remaining life, which the Company determines by utilizing historical data on cancellations and exercises. At December 31, 2014, the weighted average contractual remaining term was 6.7 years, compared to the Company's estimated remaining life of 3.6 years. A sensitivity analysis is performed on the Company's remaining life assumption on an annual basis.

(dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Corporates	$26,301	Sensitivity analyses	Indicative pricing	(1)
Non-agency MBS	52,170	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	22,091	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	5,105	Black-Scholes option pricing model	Volatility	21.6% (2)
			Risk-free interest rate	1.0% (2)
			Remaining life assumption	58.9% (2)
Servicing asset	1,265	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	4,066	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(1)	The Company uses third-party pricing information without adjustment for this Level 3 fair value measurement.

(2)	Relates to private equity warrant assets portfolio at December 31, 2014. The Company did not hold public equity warrant assets at December 31, 2013.

(3)	The factors are specific to each underlying private company, and as such, a weighted average or range of values for the unobservable inputs is not meaningful.
Servicing asset is included in intangible assets and venture capital fund investments are included in other assets in the accompanying consolidated balance sheets.

Fair Value of Assets Measured on a Recurring Basis
Following are tables that present information about the Company's investment securities, warrants, servicing asset, and venture capital fund investments, measured at fair value on a recurring basis:

(in thousands)	At December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. treasuries	$29,641	$—	$—	$29,641
Agency direct obligations	30,631	—	—	30,631
SBA pools	—	179,822	—	179,822
Agency MBS	—	614,922	—	614,922
Municipal bonds	—	98,490	—	98,490
Corporates	—	118,359	—	118,359
Non-agency MBS	—	—	173,099	173,099
Other ABS	—	—	47,621	47,621
Equity securities	1,948	—	—	1,948
Total available for sale securities	$62,220	$1,011,593	$220,720	$1,294,533
Warrants	$—	$—	$4,304	$4,304
Servicing asset	$—	$—	$1,222	$1,222
Venture capital fund investments	$—	$—	$3,704	$3,704

(in thousands)	At December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
Agency direct obligations	$35,061	$—	$—	$35,061
SBA pools	—	129,211	—	129,211
Agency MBS	—	447,850	—	447,850
Municipal bonds	—	92,029	—	92,029
Corporates	—	119,516	26,301	145,817
Non-agency MBS	—	—	52,170	52,170
Other ABS	—	—	22,091	22,091
Total available for sale securities	$35,061	$788,606	$100,562	$924,229
Warrants	$—	$—	$5,105	$5,105
Servicing asset	$—	$—	$1,265	$1,265
Venture capital fund investments	$—	$—	$4,066	$4,066
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

The following tables present additional information about Level 3 securities, venture capital fund investments, servicing assets and warrants, measured at fair value on a recurring basis:

(dollars in thousands)	Year Ended December 31, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	—	—	—	—	2,994
Transfers out of Level 3	(29,474)	(954)	(9,245)	(953)	—	(1,569)	(42,195)
Total gains (losses):
included in net income	—	—	—	1,099	(64)	3,729	4,764
included in other comprehensive income	179	(7,643)	(4,241)	—	—	—	(11,705)
Purchases, sales, issuances and settlements:
Purchases	—	131,768	39,016	513	—	—	171,297
Sales	—	(2,242)	—	—	—	(5,213)	(7,455)
Issuances	—	—	—	—	268	2,252	2,520
Settlements	—	—	—	(1,021)	(247)	—	(1,268)
Balance at December 31, 2014	$—	$173,099	$47,621	$3,704	$1,222	$4,304	$229,950

(dollars in thousands)	Year Ended December 31, 2013
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2012	$11,715	$19,016	$2,643	$3,303	$987	$4,780	$42,444
Transfers into Level 3	3,680	—	1,467	—	—	—	5,147
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	1,140	(92)	3,750	4,798
included in other comprehensive income	3,989	1,964	742	—	—	—	6,695
Purchases, sales, issuances and settlements:
Purchases	6,917	31,268	17,239	379	—	—	55,803
Sales	—	(78)	—	—	—	(5,290)	(5,368)
Issuances	—	—	—	—	370	1,865	2,235
Settlements	—	—	—	(756)	—	—	(756)
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
For the year ended December 31, 2014, two available for sale securities were transferred from Level 2 to Level 3 due to lack of observable inputs to substantiate a Level 2 valuation. For the year ended December 31, 2013, eight available for sale securities were transferred from Level 2 to Level 3 due to lack of observable inputs to substantiate a Level 2 valuation. Changes in unrealized losses recorded in earnings attributable to Level 3 warrant assets still held at December 31, 2014 and 2013, were $2.0 million and $0.8 million, respectively, and were recorded in "warrant income" a component of noninterest income, in the consolidated statements of income.

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
The Company has investments in venture capital funds that calculate net asset value per share. The Company's investments in venture capital funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between the Company's measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. For example, the December 31, 2014 financial statements reflect the September 30, 2014 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following tables summarize the estimated fair values of these investments and remaining unfunded commitments for these investments:

(in thousands)	December 31, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$3,704	$3,704	$2,076
Total	$3,704	$3,704	$2,076

(in thousands)	December 31, 2013
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,066	$4,066	$1,006
Total	$4,066	$4,066	$1,006
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
At December 31, 2014, the $3.7 million venture capital fund investments valuation consisted of $1.3 million of Bank investments primarily for CRA purposes, $1.5 million from Square 1 Ventures, and $0.9 million of holding company investments.
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

The following table presents information about the Company's assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans	$—	$—	$9,135	$9,135
December 31, 2013
Foreclosed assets	$—	$—	$119	$119
Impaired loans	$—	$—	$9,022	$9,022
Financial Instruments Not Carried at Fair Value
FASB issued guidance over financial instruments (ASC 825-10-65) requires the Company to disclose estimated fair values for its financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of ASC 825.
Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on indicator prices corroborated by observable market quotes or pricing models, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors.
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
The following tables present the estimated fair values of the Company's financial instruments that are not carried at fair value:

(in thousands)	December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$86,921	$86,921	$—	$—	$86,921
Investment in time deposits	1,251	1,251	—	—	1,251
Investment securities—held to maturity	300,425	—	299,986	6,420	306,406
Loans, net of unearned income	1,346,449	—	—	1,336,470	1,336,470
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	11,878	—	11,878	—	11,878
Financial liabilities:
Non-maturity deposits(1)	2,760,232	2,760,232	—	—	2,760,232
Time deposits	16,320	—	16,268	—	16,268
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,232,078	1,232,078
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
Financial assets:
Cash and cash equivalents	$105,730	$105,730	$—	$—	$105,730
Investment in time deposits	1,250	1,250	—	—	1,250
Investment securities—held to maturity	154,255	—	140,254	6,300	146,554
Loans, net of unearned income	1,082,536	—	—	1,088,062	1,088,062
FHLB stock	2,162	—	—	2,162	2,162
Accrued interest receivable	9,023	—	9,023	—	9,023
Financial liabilities:
Non-maturity deposits(1)	2,079,909	2,046,398	—	—	2,046,398
Time deposits	26,818	—	26,851	—	26,851
Long-term debt	6,207	—	5,753	—	5,753
Off-balance sheet financial assets:
Future financing commitments	—	—	—	977,262	977,262
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

18. OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
At December 31, 2014 and 2013, unfunded lines of credit were $1.2 billion and $977.3 million, respectively, and outstanding standby letters of credit amounted to $68.4 million and $89.2 million, respectively.
From time to time, the Company is party, either as a defendant or plaintiff, to lawsuits in the normal course of its business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from pending legal proceedings will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

19. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE
The following table presents the components of the Company's other noninterest income:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Customer success fees	$484	$2,644	$1,203
Net gain (loss) on venture capital fund investments	1,099	1,138	(188)
Other miscellaneous noninterest income	1,717	2,048	1,257
Total other noninterest income	$3,300	$5,830	$2,272
Customer success fees are contingent upon customer success events, such as an acquisition, and are typically volatile. The Company's investments in venture capital funds are primarily in funds for CRA credit, other non-CRA funds for relationship purposes and an investment in the Company's own fund-of-funds, Square 1 Ventures. See Note 17 for further information regarding the Company's venture capital fund investments.
The following table presents the components of the Company's other noninterest expense:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Other assets impairment	$119	$—	$1,237
Other miscellaneous noninterest expense	4,588	3,699	2,962
Total other noninterest expense	$4,707	$3,699	$4,199
The impairment of other assets represents write-downs of foreclosed assets due to the excess of carrying value of a property over its estimated fair value (less estimated costs to sell). Note 17 for further information regarding the Company's foreclosed assets.

20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Square 1 Financial, Inc. (parent company only) follows:
Condensed Balance Sheets

(in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$957	$2,882
Investment securities	81	—
Investment in bank subsidiary	294,093	190,428
Investment in other subsidiaries	2,270	1,364
Other assets	5,547	829
Total assets	$302,948	$195,503

Liabilities and Shareholders’ Equity
Junior subordinated debt	$—	$6,207
Accrued expenses and other liabilities	244	147
Shareholders' equity	302,704	189,149
Total liabilities and shareholders' equity	$302,948	$195,503

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Dividend income from bank subsidiary	$2,000	$—	$1,200
Other (loss) income	(350)	238	128
Interest expense	215	630	643
Other expense	1,182	832	913
Income (loss) before income tax and other undistributed subsidiary income	253	(1,224)	(228)
Income tax expense (benefit)	(275)	(718)	(870)
Equity in undistributed net income of bank subsidiary	32,518	23,578	15,075
Equity in undistributed net income of other subsidiaries	1,137	(689)	(1,345)
Net income	34,183	22,383	14,372
Dividends on preferred stock	63	250	250
Net income available to common shareholders	$34,120	$22,133	$14,122

Condensed Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$34,183	$22,383	$14,372
Other comprehensive income, net of tax:
Equity in other comprehensive income (loss) of subsidiaries	11,500	(11,291)	13,721
Other comprehensive income (loss), net of tax	11,500	(11,291)	13,721
Comprehensive income	45,683	11,092	28,093
Dividends on preferred stock	63	250	250
Comprehensive income available to common shareholders	$45,620	$10,842	$27,843

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$34,183	$22,383	$14,372
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(32,518)	(23,578)	(15,075)
Equity in undistributed net income of other subsidiary	(1,137)	689	1,345
Changes in assets and liabilities:
Accrued interest receivable and other assets	(4,555)	1,492	(166)
Accrued interest payable and other liabilities	98	(191)	(372)
Net cash provided by operating activities	(3,929)	795	104
Cash flows from investing activities:
Investments in bank subsidiary	(58,000)	(5,000)	(15,469)
Investments in other subsidiary	—	(700)	(750)
Purchase of securities	(113)	—	—
Other	85	(260)	(11)
Net cash used in investing activities	(58,028)	(5,960)	(16,230)
Cash flows from financing activities:
Increase in subordinated debt	—	1	—
Preferred dividends paid	(63)	(250)	(250)
Proceeds from issuance of common stock, net of issuance costs	58,917	37	23,084
Proceeds from issuance of shares under stock-based compensation plan	(304)	(2)	120
Other, net	1,482	2	(1)
Net cash provided by financing activities	60,032	(212)	22,953
Net change in cash and cash equivalents	(1,925)	(5,377)	6,827
Cash and cash equivalents at beginning of year	2,882	8,259	1,432
Cash and cash equivalents at end of year	$957	$2,882	$8,259

21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's consolidated financial information for each quarterly period in 2014 and 2013 is as follows:

(in thousands, except per share data)	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income	$22,800	$25,075	$26,958	$29,748
Interest expense	293	199	150	165
Net interest income	22,507	24,876	26,808	29,583
Provision for loan losses	2,964	3,150	2,500	4,000
Noninterest income	7,139	6,372	5,532	6,174
Noninterest expense	15,583	16,600	16,835	17,532
Income before income tax expense	11,099	11,498	13,005	14,225
Income tax expense	3,251	3,447	4,253	4,693
Net income	7,848	8,051	8,752	9,532
Dividends on preferred stock	62	1	—	—
Net income available to common shareholders	$7,786	$8,050	$8,752	$9,532
Earnings per share—basic	$0.33	$0.28	$0.31	$0.33
Earnings per share—diluted	$0.31	$0.27	$0.29	$0.32

(in thousands, except per share data)	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income	$17,029	$18,024	$20,020	$22,588
Interest expense	303	332	346	347
Net interest income	16,726	17,692	19,674	22,241
Provision for loan losses	2,760	3,730	2,850	3,960
Total noninterest income	4,037	7,574	6,729	6,969
Total noninterest expense	13,028	14,119	13,659	15,115
Income before income tax expense	4,975	7,417	9,894	10,135
Income tax expense	1,620	2,300	2,926	3,193
Net income	3,355	5,117	6,968	6,942
Dividends on preferred stock	63	62	62	62
Net income available to common shareholders	$3,292	$5,055	$6,906	$6,880
Earnings per share—basic	$0.14	$0.22	$0.29	$0.29
Earnings per share—diluted	$0.14	$0.21	$0.29	$0.29

22. SUBSEQUENT EVENTS
On March 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest, pursuant to which the Company will merge with and into PacWest, with PacWest as the surviving corporation (the “Merger”). The Merger Agreement also provides that immediately following the Merger, Square 1 Bank, a de novo North Carolina commercial bank and a wholly-owned subsidiary of the Company, will merge with and into Pacific Western Bank, a California state-chartered bank and wholly-owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive 0.5997 of a share of PacWest common stock.   Completion of the Merger is subject to certain customary conditions, including approval by the Company’s shareholders and the receipt of certain required regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report, in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Our Board of Directors (the “Board”) currently consists of 12 members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Directors serve for three-year terms or until their respective successors have been elected and qualified.
The names and ages, as of March 3, 2015, of the members of the Board and their biographical summaries, including their business experience and qualifications, are as follows:
Douglas H. Bowers. Mr. Bowers is Chairman, President and Chief Executive Officer of Square 1 Bank and President and Chief Executive Officer of Square 1 Financial. He brings with him nearly 30 years of banking experience from Bank of America and its predecessors. Throughout his career, Mr. Bowers had responsibility for a wide range of activities, including Head of Commercial Banking, Head of Foreign Exchange, President of Europe, Middle East and Africa (based in London), Head of Large Corporate Banking and President of Bank of America’s Leasing business. In the 18 months prior to joining Square 1 Financial, he was a Managing Director for LoneStar/Hudson Advisors, a large private equity firm based out of Dallas. Mr. Bowers’ wealth of varied banking experience and significant knowledge of all aspects of the business of Square 1 Financial, as well as his long-standing relationships in the banking industry, qualify him to serve on the Board. Age 57. Director since 2011.
Paul R. Burke. Mr. Burke co-founded Northaven Management, Inc., an investment management firm focusing exclusively on equity investments in the financial services industry. Mr. Burke shares responsibility for Northaven’s investment activities and oversees its operations. Prior to the formation of Northaven, Mr. Burke was a Vice President in Bankers Trust’s Financial Services Group, where he spent 10 years involved in the origination and execution of merger and acquisition, restructuring and principal transactions for a wide array of financial services firms. He serves as a Director of Kinloch Holdings, Inc. and was a Director of Eastern Insurance Holdings, Inc. (“EIHI”) from January 2001 to January 2014. Mr. Burke’s substantial experience with respect to mergers and acquisitions and restructuring transactions within the financial services industry, as well as his experience as a director of various public and private companies, qualify him to serve on the Board. Age 52. Director since 2010.
Susan G. Casey. Ms. Casey is an original founder and member of the Board of Directors of Square 1 Financial. Ms. Casey served Square 1 Bank in a variety of functions, most recently as Chief Credit Officer. Prior to founding Square 1 Bank, she was President of the Technology & Life Science Division of Comerica Bank. Ms. Casey joined Comerica after its acquisition of Imperial Bank in 2001, where she was Chief Credit Officer and Chief Operating Officer of the Emerging Growth Division. She also spent five years at Silicon Valley Bank before her tenure at Imperial Bank. Ms. Casey’s knowledge of all aspects of the business of Square 1 Financial, extensive experience in the venture capital banking industry, and her long-standing relationships within the venture capital community, qualify her to serve on the Board. Age 56. Director since 2007.
Norman P. Creighton. Mr. Creighton was most recently Vice Chairman of Comerica Bank-California. Prior to that, Mr. Creighton was formerly the Vice Chairman and Chief Executive Officer of Imperial Bank from 1997 to 2001 and served as President and Chief Executive Officer of Imperial Bank from 1983 until January 1997. Mr. Creighton’s extensive senior management level experience in the venture capital banking industry, as well as his long-standing relationships within the venture community, qualify him to serve on our Board of Directors. Age 79. Director since 2005. Term expires in 2015.
William F. Grant III. Mr. Grant is currently a self-employed financial consultant and advisor. From 2002 to 2012 he was a Principal of the Wm. Franklin Group, a sole proprietorship focusing on bank management reviews. He was a Principal in The Secura Group’s financial consulting practice from 2000 to 2002. Retiring in 2000, Mr. Grant spent 30 years with the Federal Reserve and the Office of the Comptroller of the Currency, where he held a variety of bank supervision, human resources and public affairs positions. He is a Director and Audit Committee Chair of FSG, Bank NA and FSG Inc., Chattanooga, Tennessee; a publicly traded company. Through his experience at the Federal Reserve and the Office of the Comptroller of the Currency, as well as his service as a director of other financial institutions, Mr. Grant is considered a financial expert and provides knowledge and expertise directly related to the various regulatory matters affecting Square 1 Financial and Square 1 Bank. Age 66. Director since 2005.

Daniel R. Mathis. Mr. Mathis was formerly President, Chief Executive Officer and a Director of First National Bank in San Diego, California from 2001 to 2002. Prior to joining First National Bank, Mr. Mathis worked at Imperial Bank from 1993 to 2001, where he served as President, Chief Operating Officer and a member of the Board of Directors. From June 2004 to July 2013, Mr. Mathis served as a Director of Beach Business Bank and served on its various board committees. Mr. Mathis also became a Director of PacTrust Bank in 2012 following the acquisition of Beach Business Bank by Banc of California, Inc., formerly known as First PacTrust Bancorp, and remained a Director until December 31, 2013. Mr. Mathis’ extensive senior executive management and director-level experience in commercial banking and the venture banking industry, qualifies him to serve on the Board. Age 67. Director since 2004.
Robert S. Muehlenbeck. Mr. Muehlenbeck, Chairman of Square 1 Financial, has extensive senior management and board level experience with publicly traded banks and financial institutions dating back to 1993, serving as a Senior Officer and Director of Imperial Bancorp, Imperial Creditcorp and Ventures, as well as Imperial Credit Industries. Prior to that time, Mr. Muehlenbeck served as President of a real estate development and financial services company, following several years practicing law in the Silicon Valley area. Mr. Muehlenbeck’s extensive senior management level and board experience in the venture capital banking industry and financial services industry, generally, as well as his prior experience as an attorney, qualify him to serve on the Board. Age 67. Director since 2005.
John T. Pietrzak. Mr. Pietrzak is a Managing Principal at Castle Creek Capital and has been with that firm since 2005. Mr. Pietrzak serves on the board of Community Trust Financial Corporation. Mr. Pietrzak is a former board member of West Coast Bancorp and its wholly-owned subsidiary West Coast Bank as well as Intermountain Community Bancorp and its wholly-owned subsidiary Panhandle State Bank. Prior to joining Castle Creek, Mr. Pietrzak was a Director at Levi Strauss & Co. where he led a team responsible for forecasting demand for the Dockers brand. Prior to that, he worked at Diamond Strategy and Technology Consultants. Mr. Pietrzak began his career at Sara Lee Corporation where he held positions in a variety of functional areas. Mr. Pietrzak’s substantial experience as a director of banking and other organizations and operational experience qualify him to serve on the Board. Age 42. Director since 2010.
Dr. Seth A. Rudnick. Dr. Rudnick is a recently retired Partner at Canaan Partners, a global venture capital firm, where he led the firm’s investments in healthcare companies from 1998 to 2013. His prior leadership experience also includes the roles of Chairman of the Board and Chief Executive Officer at CytoTherapeutics, a company focused on the development and commercialization of stem-cell based therapies, and Senior Vice President of Biotech Research and Development at R.W. Johnson Pharmaceutical Research Institute, where he led all research and development activities and managed the Institute’s Biotechnology Center in San Diego, California. Dr. Rudnick also serves on the Board of Directors of Pozen, Liquidia Inc., Envisia, G1 Therapeutics, and Meryx. He is Chairman of the scientific advisory boards of The Emory Drug Development Institute. Dr. Rudnick’s vast experience in the life sciences field and the venture capital industry, as well as his management and board experience at various biotech companies, qualify him to serve on the Board. Age 66. Director since 2012.
Robert H. Scott. Mr. Scott is currently President and Chief Executive Officer of Clique Intelligence, Inc., an early stage computer software start-up. Prior to his position at Clique Intelligence, Mr. Scott was Vice President and Worldwide General Manager, Business Solutions Energy and Utilities Business Unit at Hewlett-Packard, responsible for worldwide business operations, sales and marketing, and research and development. Mr. Scott was previously President and Chief Executive Officer of several technology companies, including Xelor Software, Iperia, ONET Networks, MultiLink, Octave Communications and most recently Colubris Networks which was sold to HP in 2008. In 2002, Mr. Scott was named Ernst & Young’s Entrepreneur of the Year for the telecom sector and the New Hampshire High Tech Council’s Entrepreneur of the Year. Mr. Scott currently serves on the Board of Directors of Bradford Networks and Ezuce and on the advisory board of Windspeed Ventures. Mr. Scott’s extensive public company management experience and his significant experience in the technology and telecom industry, qualify him to serve on the Board. Age 59. Director since 2009.
Robert I. Usdan. Mr. Usdan is a Co-Founder and Principal of The Endicott Group, a private investment and advisory firm specializing in the financial services industry. Prior to founding Endicott in 1996, Mr. Usdan was an Associate Director at Sandler O’Neill & Partners, L.P. Mr. Usdan currently serves on the board of directors of American Business Bank. Mr. Usdan received a Bachelor of Arts from the University of Virginia. Mr. Usdan’s experience with respect to the financial services industry, as well as his experience overseeing the growth of early stage portfolio companies, qualifies him to serve on the Board. Age 49. Director since 2013.
W. Kirk Wycoff. Mr. Wycoff has more than 30 years of banking experience and is the Managing Partner of Patriot Financial Partners. He served as Chairman of the Board of Directors of Continental Bank Holdings, Inc. until 2014 and served as its President and Chief Executive Officer from its inception in 2005 until June of 2007. Mr. Wycoff serves on the Board of Directors of Guaranty Bancorp, Porter Bancorp, Inc. and Heritage Commerce Corp. Mr. Wycoff served on the investment committee of NewSpring Ventures (which he co-founded in 1999) and NewSpring Mezzanine Fund. From 1991 to 2004, Mr. Wycoff was Chairman and Chief Executive Officer of Progress Financial Corp. Mr. Wycoff also served as Chief Executive

Officer of Crusader Savings Bank, a Philadelphia community bank from 1989-91. Mr. Wycoff’s extensive prior experience as a director of numerous banking organizations, including his experience as a director of publicly-traded banking organizations, as well as his extensive experience with capital acquisition and management in the banking industry, qualify him to serve on the Board. Age 56. Director since 2010.
Executive Officers
A brief description of the background of each of our executive officers who is not also a director is set forth below.
Samir (Sam) Bhaumik. Mr. Bhaumik is Executive Vice President-Silicon Valley Banking. Prior to joining Square 1 Bank in October 2011, Mr. Bhaumik was with Hercules Technology Growth Capital from September 2004 until September 2011 where he was Senior Managing Director-Technology Group Head. He was part of the original team that took Hercules public in 2005 and committed over $2.0 billion to more than 170 venture-backed technology and life sciences companies nationwide. Before joining Hercules, Mr. Bhaumik spent two years at the New York Stock Exchange as Vice President of the western region. Prior to the New York Stock Exchange, Mr. Bhaumik served as Co-Founder and Senior Vice President of the Emerging Growth Division at Imperial Bank from April 1993 to February 2003. Imperial Bank was acquired by Comerica Bank in early 2001. Prior to Comerica Bank, Mr. Bhaumik served as a Vice President with Silicon Valley Bank’s Technology Group from 1986 to 2003. Age 51.
Diane Earle. Ms. Earle joined Square 1 Bank in August, 2010 as Senior Vice President-Risk Manager, and has served Square 1 Bank as Executive Vice President and Chief Credit Officer since 2012. She has also served in the same capacity with Square 1 Financial, Inc. since 2012. Ms. Earle served as Risk Manager-Life Sciences and Technology of Square 1 Financial and Square 1 Bank from 2010 to 2012. Ms. Earle was Managing Director and Senior Credit Officer of Hercules Technology Growth Capital from 2008 to 2010. Before that, she was Senior Vice President and Senior Credit Officer at Life Sciences Capital, LLC from 2007 to 2008. Prior to that she was Senior Vice President and Senior Risk Manager at GE Life Science Finance from 2001 to 2007. She graduated magna cum laude from Fairfield University in 1982. Age 54.
Judith E. Erwin. Ms. Erwin is a Founder and Executive Vice President-Venture Capital Services and Global Treasury Management, which includes responsibility for all non-debt products, domestic and international treasury products and Square 1 Asset Management. Prior to joining Square 1 in 2005, Ms. Erwin founded the Venture Capital Services practice at Imperial Bank, where she developed a client base throughout the United States, Canada, the United Kingdom and Israel. Prior to Imperial, Ms. Erwin worked for a variety of national and regional commercial banks in either treasury or loan products, sales and/or product management, and has a cumulative 31 years of banking experience. Age 56.
Jason Kranack. Mr. Kranack is Executive Vice President-Head of Human Resources. Mr. Kranack brings over 16 years of experience in human resources, operations, labor relations and organizational development across diversified industries, including leadership roles with US Filter, Penske Logistics and Bank of America. Prior to joining Square 1, Mr. Kranack was President of JKCG, LLC, an independent consulting practice which provided a full range of business consulting services to improve the profitability, growth, and effectiveness of businesses and organizations. From May 2008 until August 2011 Mr. Kranack was Vice President of Human Resources and Corporate Services at ACN, Inc. He received his undergraduate degree from the University of Pittsburgh. Age 40.
Patrick Oakes. Mr. Oakes has served as Executive Vice President and Chief Financial Officer since August 2012. He is a senior financial executive with over 23 years of experience in banking, finance and capital markets. Prior to his employment with Square 1 Bank, he served as Executive Vice President and Chief Financial Officer of Encore Bancshares, Inc. and Senior Vice President and Treasurer for Sterling Bancshares, Inc. Mr. Oakes is a Chartered Financial Analyst. He received his undergraduate degree from Texas A&M University, and his MBA from Richmond, The American International University in London. Age 46.
Gregory Thompson is Executive Vice President-Shared Services. Mr. Thompson leads the IT, Operations, Small Business Lending Division, Specialty Finance Lending Division, Strategy and Marketing, and Legal functions for Square 1 Financial and Square 1 Bank. Mr. Thompson is a certified public accountant and certified management accountant and brings over 25 years of financial services experience, including 20 years with Wells Fargo and its predecessors where he had responsibility for a wide range of activities including commercial and consumer CFO, M&A due diligence, and management reporting. Prior to joining Square 1 in August 2011, Mr. Thompson served as Managing Director of GB Thompson and Associates LLC, a consulting practice providing strategy, operational and financial services to community banks in the Carolinas from September 2009 until August 2011. Mr. Thompson received his undergraduate degree from Louisiana Tech University. Age 52.
Frank Tower. Mr. Tower is Executive Vice President-East Banking. Mr. Tower has more than 20 years of experience financing high growth, venture-backed technology and life science companies. Prior to joining Square 1 Bank in January 2014, Mr. Tower was a Founding General Partner of Gold Hill Capital, an independent private equity firm providing debt and equity capital to rapid growth technology companies. Mr. Tower was involved in all aspects of fund deployment, portfolio management and strategic direction as a senior member of Gold Hill’s investment and operating committees. From 1992 to 2003, Mr. Tower was with Silicon Valley Bank, including as Senior Credit Officer and Senior Vice President/Manager of the Mid-Atlantic Region. Mr. Tower graduated with a Bachelor of Science degree in Finance and Investments from Babson College. Age 48.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to report to the SEC their initial ownership of our common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and we are required to disclose any late filings or failures to file.
Based solely on our review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2014, we believe that, during the 2014 fiscal year, all of our directors and executive officers complied with all Section 16(a) filing requirements applicable to them.
Code of Ethics and Business Conduct
Square 1 Financial has adopted a Code of Ethics and Business Conduct which is designed to ensure that Square 1 Financial’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that Square 1 Financial’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in Square 1 Financial’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.
As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, Square 1 Financial has established procedures to receive, retain and treat complaints received regarding accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. It is Square 1 Financial’s policy that no reprisal will be taken against any director, executive officer or employee who reports a concern in good faith and pursuant to and in accordance with the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct may be found on our website, www.Square1Financial.com, under “Corporate Governance.”
Nominations by Square 1 Shareholders
There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board. The process that the Nominating and Corporate Governance Committee follows to identify and evaluate individuals to be nominated for election to the Board is as follows:
To identify nominees for the Board, the Nominating and Corporate Governance Committee relies on personal contacts of the committee members and other members of the Board. The Nominating and Corporate Governance Committee will also consider director candidates recommended by shareholders in accordance with the policy and procedures set forth below. The Nominating and Corporate Governance Committee has not previously used an independent search firm to identify nominees.
In evaluating potential nominees, the Nominating and Corporate Governance Committee determines whether the candidate is eligible and qualified for service on the Board by evaluating the candidate under the criteria set forth above. If such individual fulfills these criteria, the Nominating and Corporate Governance Committee will conduct a check of the individual’s background and interview the candidate to further assess the qualities of the prospective nominee and the contributions he or she would make to the Board.
Audit Committee
The members of the Audit Committee are Paul R. Burke, William F. Grant III, John T. Pietrzak and Robert I. Usdan. The Audit Committee meets periodically with the independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. The Board has determined that Mr. Grant is an audit committee financial expert under the rules of the SEC. Each of the members of the Audit Committee is independent in accordance with the applicable requirements of the Nasdaq Marketplace Rules (the “Nasdaq Listing Rules”).

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to the principal executive officer and the three other most highly compensated executive officers of the Company during the year ended December 31, 2014. These four officers are sometimes referred to as our “named executive officers.” As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.
The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our named executive officers in the future. We will continue to review, evaluate and modify our compensation framework to maintain a competitive total compensation package. As such, and as a result of being a publicly-traded company, the compensation program could vary from our historical practices.
Our named executive officers for 2014, which consist of our principal executive officer and the three other most highly compensated executive officers, included:

•	Douglas H. Bowers, President and Chief Executive Officer, member of the Board of Directors of Square 1 Financial, and Chairman of the Board of Directors of Square 1 Bank;

•	Patrick Oakes, Executive Vice President and Chief Financial Officer;

•	Judith E. Erwin, Executive Vice President, Strategic Business Activities; and

•	Frank Tower, Executive Vice President-East.

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers for the fiscal year ended December 31, 2014. Except as set forth in the notes to the table, all cash compensation for each of our named executive officers was paid by Square 1 Bank, where each serves in the same capacity.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Douglas H. Bowers	2014	$500,000	$300,000	—	$450,000	$114,739	$1,364,739
President and Chief	2013	500,000	422,000	—	325,000	67,047	1,314,047
Executive Officer

Patrick Oakes	2014	258,333	42,000	—	210,000	57,472	567,805
Executive Vice President	2013	250,000	137,680	—	130,000	33,177	550,857
and Chief Financial Officer

Judith E. Erwin	2014	275,000	50,000	—	220,000	40,233	585,233
Executive Vice President-	2013	270,833	146,560	—	155,000	32,629	605,022
Strategic Business Activities

Frank Tower	2014	223,551	186,000	—	175,000	3,124	587,675
Executive Vice President-	2013	—	—	—	—	—	—
East Banking

(1)
As to 2013 Stock Awards, represents the aggregate grant date fair value of the grant, during 2013, of 25,000, 11,000 and 12,000 Restricted Stock Units to Messrs. Bowers, Oakes and Ms. Erwin, respectively, computed in accordance with FASB ASC Topic 718 based on a per share price of $8.88, and the aggregate grant date fair value of the grant, during 2013, of 13,399 Restricted Stock Units to Mr. Bowers, computed in accordance with FASB ASC Topic 718 based on a per share price of $7.30.  As to 2014 Stock Awards, represents the aggregate grant date fair value of the grant, during 2014, of 15,267, 3,053 and 3,053 Restricted Stock Units to Messrs. Bowers, Oakes and Ms. Erwin, respectively, computed in accordance with FASB ASC Topic 718 based on a per share price of $13.10, and 10,000 Restricted Stock Units to Mr. Tower at commencement of his employment with the Company, computed in accordance with FASB ASC Topic 718 based on a per share price of $13.10.

(2)		Represents the cash component of 2013 and 2014 awards, respectively, under the Square 1 Bank Corporate Incentive Plan.
(3)		Details of the amounts reported in the “All Other Compensation” column are provided in the table below.

Item	Douglas H. Bowers	Patrick Oakes	Judith E. Erwin	Frank Tower
Employer matching contribution to 401(k) plan	$13,167	$14,115	$10,347	$—
Relocation allowance	—	—	—	—
Bank owned life insurance (1)	2,808	634	1,764	54
Trip for top performers	1,200	1,810	1,925	2,195
Country club dues	21,668	—	—	—
Warrant incentive compensation plan payments (2)	60,000	40,000	25,000	—
Tax gross ups	15,896	913	1,197	875
Total	$114,739	$57,472	$40,233	$3,124
(1)
The named executive officers receive supplemental life insurance coverage under split dollar life insurance agreements related to the Bank’s bank owned life insurance program. The benefit is the lesser of $1.0 million or three times the executive’s then current base salary reduced by benefits paid under the Square 1 Bank group term life insurance plan.

(2)
Reflects payments made to the named executive officers under the Warrant Incentive Compensation Plan. Please see the section titled “Executive Compensation-Warrant Incentive Compensation Plan” for more information.

Employment Agreements. Square 1 Financial and Square 1 Bank have entered into employment agreements with Messrs. Bowers, Oakes, Tower and Ms. Erwin (collectively, the “executives” or individually, the “executive”). Square 1 Financial and Square 1 Bank intend for these agreements to help ensure that they maintain a stable and competent management base.
The employment agreements provide for initial terms of three years (Mr. Bowers) and two years (Messrs. Oakes and Tower), which may be extended annually for an additional year in the sole discretion of the Board so that the remaining term is extended to its original duration. The employment agreement for Ms. Erwin provides for an initial term ending on August 8, 2008, renewable for additional one-year periods on an automatic basis, unless notice of non-renewal is provided at least six months prior to the end of the current term. The agreements for Messrs. Bowers, Oakes and Tower also provide for an extension of the term for one year after a “change of control” (as defined in the agreement) if the remaining term is less than one year as of the effective date of the change of control. The agreements specify each executive’s base salary and eligibility to participate in the cash-and equity-based incentive programs and employee benefit plans.
Under the agreements, the executives agree to maintain the confidentiality of non-public information and trade secrets learned during the course of employment and further agree that Square 1 Financial and Square 1 Bank maintain ownership over their work product (as defined in the agreement). In addition, during their employment and for a specified period following termination of employment, the executives are subject to restrictive covenants relating to their ability to (i) solicit customers for or on behalf of a competing business (as defined under the agreement), (ii) recruit employees of Square 1 Bank or Square 1 Financial for another business, or (iii) serve as directors, officers or employees of a competing business. The term of the restrictive covenants range from 24 months in the case of Mr. Bowers, 12 months (24 months upon a change in control) for Mr. Oakes, to 12 months in the case of Ms. Erwin and Mr. Tower.
Under the agreements, Square 1 Financial or Square 1 Bank may terminate an executive at any time for “cause” (as defined in the employment agreements). The executive receives no severance payments or further benefits under the agreement upon termination for cause. Upon voluntary termination of employment, the executive receives only accrued compensation and vested benefits through the termination date. The agreements provide for specified severance if the executive’s employment is terminated by Square 1 Bank or Square 1 Financial without cause or if the executive voluntarily terminates employment “with good reason” (as defined in the agreement). See “- Potential Payments upon Termination or Change in Control.”
Potential Payments upon Termination or Change in Control
Our employment agreements with our named executive officers provide for certain payments to be made in connection with their termination of employment in certain circumstances.
Upon a termination of employment by us without “cause” (as defined in the employment agreement) or by the named executive officer for “good reason” (as defined in the employment agreement), in addition to any accrued or earned but unpaid amounts, subject to the execution of a general release of claims in favor of Square 1 Financial and Square 1 Bank, the named executive officer will be entitled to (i) a lump-sum payment equal to a multiple of their then current base salary (two times’ base salary for Mr. Bowers and one times’ base salary for Messrs. Oakes and Tower and Ms. Erwin). If, after a change in control (as defined the employment agreement), an executive is terminated without “cause” or voluntarily terminates for “good reason,” the severance benefit is based on a multiple of then current base salary and bonus (three times the sum of base salary and three-year average bonus for Mr. Bowers and two times the sum of base salary and target bonus for the year of termination for Messrs. Oakes and Tower). However, with respect to a termination that occurs in connection with a change in control, the payments are subject to reduction if the severance benefit, whether alone or in conjunction with other payments or benefits that are contingent on the change in control, create an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended.
Annual Incentive Compensation
We maintain an annual incentive compensation plan for key employees which is designed to maximize the achievement of corporate, business unit and individual performance goals. A participant’s award under the plan takes into account our overall financial performance, the participant’s performance against his or her own designated individual performance objectives and, for certain participants, his or her own business unit’s performance. Awards under the plan may be made in the form of a cash payment and/or an equity-based award under the then effective equity compensation plan of Square 1. The plan is administered by the Compensation Committee which, annually, (i) establishes the performance criteria applicable to the determination of awards, (ii) designates the employees or classes of employees eligible to participate in the plan, and (iii) determines the potential targets of incentive compensation opportunities for eligible participants. The individual and/or business unit performance goals applicable to the determination of a participant’s (other than our Chief Executive Officer and any Executive Vice President) award are determined with the participant and his or her manager, with review and approval of such goals by the Executive Vice President in charge of the participant’s business unit. The individual performance goals for our Chief Executive Officer and all Executive Vice Presidents are approved by the Compensation Committee. Performance goals and evaluations include, but are not limited to, achieving net operating income at the regional and company level, credit quality of the loan portfolio, new and enhanced client relationships, noninterest income, expense management, and adherence to Square 1’s values.
Warrant Incentive Compensation Plan
The Warrant Incentive Compensation Plan (the “Warrant Plan”) is intended to: (i) provide incentive compensation to key employees of Square 1 Bank and Square 1 Financial; (ii) encourage them to remain employees; (iii) reward them for contributing materially to the success of Square 1 Bank and Square 1 Financial; and (iv) further their identity of interests with those of stockholders of the Square 1 Financial. The Warrant Plan is administered by the Compensation Committee and all compensation paid under the Warrant Plan is derived from the proceeds of liquidation of warrants received by Square 1 Bank as consideration for loans. Compensation paid under the Warrant Plan is limited to 30% of the net warrant income generated with respect to all warrants held by Square 1 Bank that are converted into cash in a given fiscal year. Participants of the Warrant Plan include those employees of Square 1 Bank or Square 1 Financial who are responsible for originating the loans from which the warrants are derived and other eligible employees as determined by the Chief Executive Officer and the Compensation Committee. Upon a change of control of Square 1 Bank or Square 1 Financial (as defined in the Warrant Plan), any existing interests in the Warrant Plan will immediately vest and any funds being held by Square 1 Bank or Square 1 Financial from the liquidation of warrants shall be immediately paid to the designated participants. The Warrant Plan is intended to be a payroll practice of the Bank that is not subject to ERISA and is not intended to be a nonqualified deferred compensation plan that is subject to Section 409A of the Internal Revenue Code.
Equity Incentive Compensation
We maintain the 2009 Plan as a means of attracting, retaining, motivating and rewarding employees and non-employee directors of Square 1 Financial and Square 1 Bank. We use the plan to provide competitive compensation opportunities, to recognize individual contributions, to reward the achievement of business objectives, and to promote the creation of long-term value for stockholders by closely aligning the interests of key personnel with our stockholders. We have made awards under the plan on a free-standing basis or in conjunction with the settlement of awards under our annual incentive compensation program.
We currently have 2,820,542 shares reserved for awards under the plan, consisting of authorized and unissued shares or treasury shares. As of March 3, 2015, 1,095,960 stock options were outstanding under the 2009 Plan, 745,900 of which were exercisable. Of the currently outstanding stock options, 930,460 have an exercise price of $6.00; 35,000 have an exercise price of $6.75; and 130,500 have an exercise price of $6.875. Under the 2009 Plan, as of March 3, 2015, 919,237 shares remain available for issuance to directors, officers and employees pursuant to the plan. All stock options vest in equal installments over a period of five years beginning on the first anniversary of the date of grant. In addition, as of March 3, 2015, 408,533 restricted stock units were outstanding. The restricted stock units vest according to one of four schedules: (a) retention grants vest in equal installments over a period of three years beginning on the first anniversary of the date of the grant; (b) new hire grants vest in equal installments over a period of five years beginning on the first anniversary of the date of grant; (c) corporate incentive grants vest in three equal installments over a period of two years, with one-third vesting immediately, and another one-third vesting on the first and second anniversaries of the date of grant; and (d) annual award grants to directors vest 100% on the first anniversary of the date of grant.
The 2009 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other stock-based awards such as restricted stock units and stock appreciation rights (“SARs”). Under the plan, the exercise price of an option and the base price of SAR may not be less than the fair market value of a share on the grant date. The maximum term of each option or SAR is ten years. Subject to these limits, the times at which each option or SAR will be exercisable and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment or upon the occurrence of other events generally are fixed by the Compensation Committee. Options may be exercised by payment of the exercise price in cash or its equivalent, or, at the discretion of the Compensation Committee, using shares having a fair market value equal to the exercise price. These exercise methods may include withholding of option shares to pay the exercise price, tendering previously acquired shares and, to the extent permitted by law, by means of a “cashless” exercise involving a broker. The Compensation Committee is also authorized to grant restricted stock and restricted stock units. Prior to the end of the restricted period, shares granted as restricted stock may not be sold, and are forfeited in the event of a separation from service in specified circumstances. Aside from the risk of forfeiture and non-transferability, an award of restricted stock may entitle the participant to the rights of a stockholder, including the right to vote the shares and to receive dividends, which dividends could be either forfeitable or non-forfeitable. Any of these rights may be limited by the Compensation Committee.
Under the 2009 Plan, we are required to adjust the number and kind of shares subject to the share limitations and individual awards, as well as to the exercise price, grant price or purchase price relating to any award, upon the occurrence of specific corporate events such as a large, special and non-recurring dividend or distribution, recapitalization, stock split, stock dividend, reorganization, merger, consolidation, spin-off, business combination or other similar corporate transaction or event affecting Square 1 Financial common stock.
The 2009 Plan is administered by the Compensation Committee, which is authorized to select participants, determine the type and number of awards to be granted and the number of shares to which awards will relate, specify times at which awards will be exercisable or settled, set other terms and conditions of such awards, waive or amend any terms, conditions, restrictions or limitations on an award; prescribe forms of award agreements, establish and interpret performance goals and business criteria in connection with awards and evaluate the level of performance, and make all other determinations which may be necessary or advisable for the administration of the 2009 Plan.
The 2009 Plan authorizes the Compensation Committee to provide for forfeiture of awards and award gains in the event a participant fails to comply with conditions relating to non-competition, non-solicitation, confidentiality, non-disparagement and other requirements for the protection of the our business, including during specified periods following separation from service.
The Compensation Committee will determine, among other things, the vesting schedule of awards, the circumstances resulting in forfeiture of awards, the post-termination exercise periods of options and SARs, and the events resulting in acceleration of the right to exercise and the lapse of restrictions. Unless otherwise determined by the Compensation Committee at the time an award is made, a participant’s award(s) under the plan will vest in full upon the participant’s death or disability. In the event a participant’s employment or service is terminated for cause, all unvested awards are forfeited and all unexercised stock options are cancelled.
The 2009 Plan provides that, in the event of a “change in control” (as defined in the plan), all outstanding awards will immediately vest and become fully exercisable and, any restrictions and forfeiture conditions of such awards will lapse. The Compensation Committee can provide for different treatment of an award upon a change in control by so specifying at the grant date. In the event of a change in control, the Committee may unilaterally determine that all outstanding awards are cancelled and that the value of such awards, as determined by the Committee, be paid out in cash in an amount based on the value received by Square 1 Financial stockholders in the transaction. However, no cash settlement will occur with respect to any award if the Committee reasonably determines in good faith prior to the occurrence of a change in control that such awards will be assumed by any successor to Square 1 Financial.
The Board may amend, suspend or terminate the 2009 Plan without the consent of stockholders or participants, except that any amendment to the plan must be submitted to stockholders if an amendment would materially increase the number of shares reserved for issuance, change the types of awards available under the plan, expand the class of persons eligible to receive awards under the plan, extend the term of the plan or decrease the exercise price at which options may be granted. Unless the Plan is earlier terminated or frozen, the authority of the Compensation Committee to make grants under the 2009 Plan will terminate on September 13, 2015.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table shows the number of shares of our common stock covered by stock options and restricted stock units held by our named executive officers as of December 31, 2014. All of the awards shown in the table below were granted under the 2009 Plan. All of the stock options and restricted stock units shown in the table below were granted with a per share exercise price equal to the fair market value of our common stock on the grant date. Each of the stock options and restricted stock units set forth below vests ratably in either three or five installments as determined by the Compensation Committee. No stock options were exercised by the named executive officers during fiscal 2014.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)

Douglas H. Bowers	3/29/2011	120,000	80,000	$6.00	3/29/2018	31,411	$775,851.70
Patrick Oakes	8/13/2012	20,000	30,000	6.88	8/13/2019	9,368	231,389.60
Judith E. Erwin	8/2/2010	18,240	18,000	6.00	8/2/2017	10,035	247,864.50
Frank Tower	—	—	—	—	—	10,000	247,000.00

Compensation Committee

The members of our Compensation Committee are Paul R. Burke, Robert S. Muehlenbeck, John T. Pietrzak, Seth A. Rudnick, Robert H. Scott and W. Kirk Wycoff. The Compensation Committee is responsible for all matters regarding Square 1 Financial’s employee compensation and benefit programs, including approval of the compensation objectives for Square 1 Financial and Square 1 Bank, establishing the compensation for Square 1 Financial’s and Square 1 Bank’s senior management and conducting the performance review of the President and Chief Executive Officer. The Compensation Committee reviews all components of compensation, cash incentive plans, long-term incentive plans and various employee benefit matters. Each of the members of the Compensation Committee is independent in accordance with the Nasdaq Listing Rules.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been or is an officer or employee of Square 1 Financial or Square 1 Bank. In addition, none of our executive officers serves or has served as a member of the Board of Directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on the Compensation Committee. For a discussion of certain relationships involving members of the Compensation Committee, refer to Item 13 of this Part II.

Directors’ Compensation

Non-employee directors of Square 1 Bank and Square 1 Financial receive: an annual cash retainer of between $20,000 and $25,000 for their service as a member of the Board of Directors; an annual cash retainer of between $8,000 and $25,000 for their service as a chair of a committee of the Board of Directors; and an annual cash retainer of between $3,000 and $12,000 for their service as a member of a committee of the Board of Directors.

In addition, Square 1 Financial will grant to each non-employee director restricted stock units of Square 1 Financial in an amount equivalent to $25,000 for directors of both Square 1 Financial and Square 1 Bank, and in an amount equivalent to $17,500 for directors of Square 1 Financial, the exact number of restricted stock units to be calculated based upon the value of Square 1 Financial common stock. These restricted stock units vest on the first anniversary of the grant date.

The following table sets forth compensation paid, earned or awarded during 2014 to each of our non-employee directors. The table also includes compensation earned by each director that is attributable to their service as a director of Square 1 Bank.

Director	Fees Earned or Paid in Cash		Stock Awards (3)	Total
Paul R. Burke	$40,000	(1)	$15,000	$55,000
Susan G. Casey	30,000		9,995	39,995
Norman P. Creighton	52,000	(2)	-	52,000
William F. Grant III	37,000		15,000	52,000
Daniel R. Mathis	60,000	(2)	-	60,000
Robert S. Muehlenbeck	61,000		15,000	76,000
John T. Pietrzak	50,000	(1)(2)	-	50,000
Seth A. Rudnick	32,583		15,000	47,583
Robert H. Scott	38,000		15,000	53,000
Robert I. Usdan	31,000	(1)	15,000	46,000
W. Kirk Wycoff	31,000	(1)	15,000	46,000
(1)
Includes payments made to Northaven Management, Inc., Castle Creek Capital Partners IV, L.P., Endicott Opportunity Partners III, L.P., Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P., the respective entities these Directors represent.

(2)	Includes an annual cash fee of $15,000 in lieu of restricted stock units.
(3)
Represents the aggregate grant date fair value of the granting of 1,145 restricted stock units to each director who is a director of both the Company and the Bank, and 763 restricted stock units to each director who is a director of only the Company computed in accordance with FASB ASC Topic 718 based on a per share price of $13.10.

Directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Awards Outstanding and Available
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,552,047[1]	6.1220[2]	999,033[3]
Equity compensation plans not approved by stockholders	—	—	—
Total	1,552,047[1]	6.1220[2]	999,033

(1)	Includes 1,175,675 outstanding options and 376,372 outstanding unvested RSU awards.

(2)	$6.1220 is the weighted-average exercise price of the outstanding options.

(3)	Under the 2009 Plan.

Stock Ownership

The following table provides information as of March 3, 2015 (except as otherwise indicated) about the persons known to Square 1 Financial to be the beneficial owners of more than 5% of its outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
Patriot Financial Partners, L.P. Cira Centre, 2929 Arch Street Philadelphia, PA 19104	3,819,019(2)	14.57%
Castle Creek Capital Partners IV, L.P. 6051 El Tordo Rancho Santa Fe, CA 92067-1329	1,898,842(3)	7.24%
Endicott Opportunity Partners III, L.P. (4) 360 Madison Avenue, 21st Floor New York, NY 10017	1,899,987 (5)	7.25%
Northaven Management, Inc. 275 Madison Avenue, 6th Floor New York, NY 10016	1,448,208 (6)	5.52%
Basswood Capital Management, L.L.C. 645 Madison Avenue, 10th Floor New York, NY 10022	2,213,275 (7)	8.44%

(1)	Based on 26,216,134 shares of Square 1 Financial’s common stock outstanding and entitled to vote as of March 3, 2015.

(2)
Includes shares held by each of Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. Because (i) W. Kirk Wycoff, Ira Lubert and James Lynch serve as general partners of Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (together, the “Funds”) and Patriot Financial Partners, GP, L.P (“Patriot GP”) and as members of Patriot Financial Partners, GP, LLC (“Patriot LLC”), (ii) Patriot LLC serves as general partner of Patriot GP and (iii) Patriot GP serves as general partner of the Funds, each of Messrs. Wycoff, Lubert and Lynch, Patriot LLC and Patriot GP may be deemed to possess shared voting and dispositive power over the shares of Company common stock held by the Funds. Messrs. Wycoff, Lubert and Lynch disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein. Includes 375,000 shares of Company common stock that may be acquired upon the exercise of warrants.

(3)
Does not include 2,563,383 shares of Class B Non-Voting Common Stock held by Castle Creek Capital Partners IV, L.P. (“Castle Creek IV”) and its affiliates. Because John M. Eggemeyer serves as managing principal of Castle Creek Capital IV, LLC (“CCC IV”), the sole general partner of Castle Creek IV, Mr. Eggemeyer may be deemed to possess shared voting and dispositive power over the shares of common stock of Square 1 Financial. Mr. Eggemeyer disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein. CCC IV disclaims beneficial ownership of such common stock except to the extent of its pecuniary interest therein.

(4)
Endicott Management Company (“EMC”) is the investment manager to Endicott Opportunity Partners III, L.P. (“EOP III”), and consequently has the authority to vote and to dispose of the securities held by EOP III. W.R. Endicott III, L.L.C. (“WRE III”), is the general partner of EOP III and may be deemed to have beneficial ownership of, and share voting and dispositive power over, shares of securities held directly by EOP III. Robert I. Usdan and Wayne K. Goldstein are the Co-Presidents and sole shareholders of EMC and the managing members of WRE III and may be deemed to have beneficial ownership of, and share voting and dispositive power over, shares of securities held directly by EOP III. Messrs. Usdan and Goldstein disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(5)	Does not include 831,727 shares of Class B Non-Voting Common Stock held by Endicott Opportunity Partners III, L.P. and its affiliates.

(6)
Includes shares held by each of Northaven Partners, L.P., Northaven Partners II, L.P., Northaven Partners III, L.P., Northaven Capital Partners, L.P. (together, the “Partnerships”), and Northaven Offshore, Ltd. (together with the Partnerships, the “Funds”). Northaven Management, Inc. (the “Manager”), which serves as investment advisor to the Funds, is the beneficial owner of 1,448,208 shares of Class A common stock, and has shared voting and dispositive power over the shares owned by the Funds. Northaven Associates, LLC (the “General Partner”) is the general partner of each of the Partnerships, owns the management shares of Northaven Offshore, Ltd., and may be deemed to have beneficial ownership of the shares held by the Funds, and has shared voting and dispositive power over such shares. Paul Burke and Richard Brown are the shareholders of the Manager and the members of the General Partner, may each be deemed to be beneficial owners of the shares owned by the Funds, and have shared voting and dispositive power over such shares. Messrs. Burke and Brown disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(7)
Represents shares of Square 1 Financial’s common stock beneficially owned as of December 31, 2014, based on a Schedule 13G filed February 17, 2015, by Basswood Capital Management, L.L.C. In such filing, Basswood Capital Management L.L.C. lists its address as

645 Madison Avenue,10th Floor, New York, NY 10022, and indicates that it shares voting power with respect to 2,213,275 shares of Square 1 Financial’s common stock with Matthew Lindenbaum and Bennett Lindenbaum.

The following table provides information about the shares of Square 1 Financial common stock that may be considered to be owned by each director of Square 1 Financial, each executive officer named in the summary compensation table and by all directors and executive officers of Square 1 Financial as a group as of March 3, 2015. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 2.95% of our common stock as of March 3, 2015.

Name of Beneficial Owner	Number of Shares Owned (Excluding Options, Warrants and RSUs)	Number of Shares That May be Acquired Within 60 Days by Exercising Options and Warrants and Vesting of RSUs	Total Number of Shares	Percent of Class (1)
Samir Bhaumik	18,681	36,000	54,681	*
Douglas H. Bowers	122,020	160,000	282,020	1.08%
Paul R. Burke	5,381(2)	—	5,381	*
Susan G. Casey	151,136	116,000	267,136	1.02%
Norman P. Creighton	166,181	9,000	175,181	*
Diane Earle	8,874	17,000	25,874	*
Judith E. Erwin	55,556	18,240	73,796	*
William F. Grant III	25,381	22,000	47,381	*
Jason Kranack	4,930	4,000	8,930	*
Daniel R. Mathis	26,181	20,000	46,181	*
Robert S. Muehlenbeck	64,381	9,000	73,381	*
Patrick Oakes	19,375	20,000	39,375	*
John T. Pietrzak	-(3)	—	—	*
Seth A. Rudnick	31,145	—	31,145	*
Robert H. Scott	5,581	—	5,581	*
Gregory Thompson	11,321	24,000	35,321	*
Frank Tower	6,692	—	6,692	*
Robert I. Usdan	-(4)	—	—	*
W. Kirk Wycoff	-(5)	—	—	*

All directors and executive officers as a group (19 persons)	722,816	455,240	1,178,056	4.49%
*	Less than 1%.
(1)
Based on 26,216,080 shares of Square 1 Financial’s Class A common stock outstanding and entitled to vote as of March 3, 2015, plus the number of shares that may be acquired within 60 days thereafter by each individual (or group of individuals) by exercising stock options and shares issuable upon the exercise of warrants and the conversion of trust preferred securities.

(2)
Northaven Management, Inc. is the beneficial owner of 1,448,208 shares of Square 1 Financial’s Class A common stock. As Mr. Burke is a shareholder in Northaven Management, Inc., and a member of Northaven Associates, LLC, the general partner of each of Northaven Partners, L.P., Northaven Partners II, L.P., Northaven Partners III, L.P., and Northaven Capital Partners, L.P., and a director of Northaven Offshore Ltd. Mr. Burke may be deemed to have beneficial ownership of such shares.

(3)
Mr. Pietrzak serves as a principal of Castle Creek Capital Partners IV, L.P. which entity owns 1,898,842 shares of Square 1 Financial’s Class A common stock and 2,563,383 shares of Square 1 Financial’s Class B non-voting common stock. Mr. Pietrzak disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)
Mr. Usdan serves as a managing member of WRE III, the general partner of EOP III which entity owns 1,899,987 shares of Square 1 Financial’s Class A common stock and 831,727 shares of Square 1 Financial’s Class B non-voting common stock. Mr. Usdan may be deemed to have beneficial ownership of such shares. Mr. Usdan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)
Patriot Financial Partners, L.P. holds 3,256,471 shares of Square 1 Financial’s Class A common stock. Patriot Financial Partners Parallel, L.P. holds 562,548 shares of Square 1 Financial’s Class A common stock. Patriot GP is a general partner of the Funds, and Patriot LLC is a general partner of Patriot GP. In addition, Mr. Wycoff is one of the general partners of the Funds and Patriot GP, and is a member of Patriot LLC. Accordingly, securities owned by the Funds may be regarded as being beneficially owned by Mr. Wycoff. Mr. Wycoff disclaims beneficial ownership thereof except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures Governing Related Persons Transactions

Transactions by Square 1 Bank or us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by Square 1 Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by Square 1 Bank to its executive officers, directors, and principal stockholders). We have adopted written policies to comply with these regulatory requirements and restrictions.
Our formal written policy governing the approval of related party transactions complies with all applicable requirements of SEC and the Nasdaq Listing Rules, concerning related party transactions. Related party transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Related parties of Square 1 Financial include directors (including nominees for election as directors), executive officers, 5% stockholders and the immediate family members of these persons. Our General Counsel, in consultation with management and outside counsel, as appropriate, will review potential related party transactions to determine if they are subject to the policy. If so, the transaction will be referred to the Directors Loan Committee of Square 1 Bank and, subsequently, the Board of Directors of Square 1 Bank for approval. In determining whether to approve a related party transaction, the Board of Directors of Square 1 Bank will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies.
Ordinary Banking Relationships

Certain of our officers, directors and principal stockholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, Square 1 Bank or us in the ordinary course of business. These transactions include deposits and loans. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of December 31, 2014, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal stockholders, as well as their immediate family members and affiliates.
Director Independence

The Company’s Board of Directors consists of twelve members. The Board of Directors has affirmatively determined that all of its directors, including the director nominees, satisfy general independence requirements under the Nasdaq Listing Rules, other than Douglas H. Bowers, our current President and Chief Executive Officer, and Susan G. Casey, our former Executive Vice President and Chief Credit Officer. In making this determination, the Board found that none of the directors, other than Mr. Bowers and Ms. Casey, had a material or other disqualifying relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each director, other than Mr. Bowers and Ms. Casey, is “independent” as that term is defined under the Nasdaq Listing Rules. The Board determined that Mr. Bowers is not an independent director by virtue of his current employment with us and Ms. Casey is not an independent director by virtue of her employment with us within the last three years. While W. Kirk Wycoff is not deemed independent under Nasdaq Listing Rules pertaining to Audit Committee composition as a result of his affiliation with Patriot Financial Partners, L.P., the Board of Directors has determined that he is independent for purposes of Nasdaq Listing Rules pertaining to Compensation Committee composition. The Board also determined that each member of the Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The following table sets forth the fees billed to Square 1 Financial for the years ended December 31, 2014 and 2013 by Grant Thornton LLP.

	2014	2013
Audit Fees	$393,855	$352,453
Audit Related Fees	135,000(1)	191,375(1)
Tax Fees	—	—
All Other Fees (2)	70,849	26,837
(1)	Consists of fees related to the initial public offering.
(2)	Consists of fees related to agreed-upon procedures.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter and its auditor services policy, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Square 1 Financial that are prohibited by law or regulation.
In order to comply with the auditor services policy, all requests by management for services by the independent registered public accounting firm must be specific as to the particular services to be provided.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	70

	Consolidated Balance Sheets as of December 31, 2014 and 2013	71

	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	72

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	73

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	74

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	75

	Notes to the Consolidated Financial Statements	76

(2)	Financial Statement Schedules. The consolidated financial statements and supplemental data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	69

(3)	Exhibits. See Index to Exhibits included at the end of this Form 10-K	142

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2015.

Square 1 Financial, Inc.

/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas H. Bowers and Patrick Oakes, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Muehlenbeck	Chairman of the Board of Directors and Director	March 20, 2015
Robert S. Muehlenbeck

/s/ Douglas H. Bowers	President and Chief Executive Officer (Principal Executive Officer and Director)	March 20, 2015
Douglas H. Bowers

/s/ Patrick T. Oakes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2015
Patrick T. Oakes

/s/ Paul R. Burke	Director	March 20, 2015
Paul R. Burke

/s/ Susan G. Casey	Director	March 20, 2015
Susan G. Casey

/s/ Norman P. Creighton	Director	March 20, 2015
Norman P. Creighton

/s/ William F. Grant III	Director	March 20, 2015
William F. Grant III

/s/ Daniel R. Mathis	Director	March 20, 2015
Daniel R. Mathis

/s/ John T. Pietrzak	Director	March 20, 2015
John T. Pietrzak

/s/ Seth A. Rudnick	Director	March 20, 2015
Seth A. Rudnick

/s/ Robert H. Scott	Director	March 20, 2015
Robert H. Scott

/s/ Robert I. Usdan	Director	March 20, 2015
Robert I. Usdan

/s/ W. Kirk Wycoff	Director	March 20, 2015
W. Kirk Wycoff

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated March 1, 2015, by and between Square 1 Financial, Inc. and PacWest Bancorp (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2015 and incorporated herein by reference)

3.1
Second Amended and Restated Certificate of Incorporation of Square 1 Financial, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 11, 2014, File No. 001-36372 and incorporated herein by reference)

3.2
Bylaws of Square 1 Financial, Inc. (filed as Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, File No. 333-193197 and incorporated herein by reference)

4.1
Specimen Stock Certificate for Class A Common Stock of Square 1 Financial, Inc. (filed as Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, File No. 333-193197 and incorporated herein by reference)

4.2
Form of Fixed Rate Junior Subordinated Convertible Debt Security due 2038 (filed as Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.1
Square 1 Financial, Inc. 2009 Stock Incentive Plan, as amended+ (filed as Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 11, 2014, File No. 333-195221 and incorporated herein by reference)

10.2
Square 1 Financial, Inc. 2009 Stock Incentive Plan+ (filed as Exhibit 10.2 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.3
Employment Agreement, dated March 23, 2011, by and between Square 1 Financial, Inc., Square 1 Bank and Douglas H. Bowers, as amended+ (filed as Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.4
Employment Agreement, dated October 4, 2011, by and between Square 1 Financial, Inc., Square 1 Bank and Samir Bhaumik, as amended+ (filed as Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.5
Employment Agreement, dated October 15, 2012, by and between Square 1 Financial, Inc., Square 1 Bank and Diane Earle, as amended+ (filed as Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.6
Amended and Restated Employment Agreement, dated March 16, 2007, by and between Square 1 Financial, Inc., Square 1 Bank and Judith E. Erwin+ (filed as Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.7
Employment Agreement, dated July 9, 2012, by and between Square 1 Financial, Inc., Square 1 Bank and Patrick Oakes, as amended+ (filed as Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.8	Letter Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Patrick Oakes*+
10.9
Employment Agreement, dated July 27, 2011, by and between Square 1 Financial, Inc., Square 1 Bank and Gregory Thompson, as amended+ (filed as Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.10	Letter Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Gregory Thompson*+
10.11	Employment Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Jason Kranack*+
10.12	Employment Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Frank Tower*+
10.13
Square 1 Bank and Square 1 Financial, Inc. Amended and Restated Warrant Incentive Compensation Plan+ (filed as Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.14
Stock Purchase Agreement, dated March 2, 2010, as amended, between Square 1 Financial Inc. and each of Northaven Partners, L.P., Northaven Partners II, L.P., Northaven Offshore, Ltd. and Northaven Capital Partners, L.P. (filed as Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.15
Registration Rights Agreement, dated March 2, 2010, between Square 1 Financial Inc. and each of Northaven Partners, L.P., Northaven Partners II, L.P., Northaven Offshore, Ltd. and Northaven Capital Partners, L.P. (filed as Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.16
Stock Purchase Agreement, dated September 26, 2012, between Square 1 Financial, Inc. and each of Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Endicott Opportunity Partners III, L.P. and Castle Creek Capital Partners IV, L.P. (filed as Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.17
Registration Rights Agreement, dated September 26, 2012, between Square 1 Financial Inc. and each of Basswood Opportunity Partners, L.P., Basswood Opportunity Fund, Inc., Basswood Financial Fund, L.P., Basswood Financial Enhanced Fund, L.P., Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Endicott Opportunity Partners III, L.P. and Castle Creek Partners IV, L.P. (filed as Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.18
Guarantee Agreement between Square 1 Financial, Inc. and Wilmington Trust Company, dated September 30, 2008 (filed as Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.19
Split Dollar Life Insurance Agreement, dated June 20, 2012, by and between Square 1 Bank and Douglas H. Bowers+ (filed as Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.20
Split Dollar Life Insurance Agreement, dated June 20, 2012, by and between Square 1 Bank and Judith Erwin+ (filed as Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.21
Split Dollar Life Insurance Agreement, dated June 20, 2012, by and between Square 1 Bank and Gregory Thompson+ (filed as Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.22
Split Dollar Life Insurance Agreement, dated August 15, 2008, by and between Square 1 Bank and Patrick Oakes+ (filed as Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

10.23
Square 1 Bank Amended and Restated Corporate Incentive Plan+ (filed as Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, filed with the SEC on January 6, 2014, Filed No. 333-193197 and incorporated herein by reference)

21.0*	List of Subsidiaries
23.1*	Consent of Grant Thornton
24.0*	Power of Attorney (see signature page)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+	Management contract or compensation plan or arrangement.
*	Filed herewith