Form 10-Q
period 2015-03-31
SQUARE 1 FINANCIAL INC
filed 2015-05-13
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
At April 30, 2015, 29,774,489 shares of the registrant’s common stock ($0.01 par value) were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Square 1 Financial, Inc.
Interim Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$32,236	$13,650
Interest-bearing deposits in other banks	93,994	72,292
Total cash and cash equivalents	126,230	85,942
Investment in time deposits	1,001	1,251
Investment securities—available for sale, at fair value	1,292,931	1,294,533
Investment securities—held to maturity, at amortized cost	365,771	300,425
Loans, net of unearned income of $8.6 million and $7.9 million	1,478,582	1,346,449
Less allowance for loan losses	(24,739)	(22,906)
Net loans	1,453,843	1,323,543
Premises and equipment, net	3,993	4,026
Deferred income tax assets, net	7,786	9,672
Bank owned life insurance	51,157	50,723
Intangible assets	1,737	1,615
Other receivables	11,408	3,226
Warrant valuation	4,649	4,304
Prepaid expenses	1,695	2,063
Accrued interest receivable and other assets	14,823	13,543
Total assets	$3,337,024	$3,094,866
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$1,951,176	$1,851,004
Demand, interest-bearing	91,635	71,598
Money market deposit accounts	952,186	837,630
Time deposits	14,466	16,320
Total deposits	3,009,463	2,776,552
Accrued interest payable and other liabilities	8,790	15,610
Total liabilities	3,018,253	2,792,162
Commitments and contingencies (Notes 11 and 16)
Shareholders’ equity:
Common stock, $.01 par value; 70,000,000 and 45,000,000 shares authorized, respectively (Note 9):
Class A common stock, $.01 par value; 26,362,618 shares and 25,487,568 shares issued and outstanding, respectively	263	255
Class B convertible common stock, $.01 par value; 3,395,110 shares issued and outstanding	34	34
Additional paid in capital	254,630	251,597
Accumulated other comprehensive income	12,277	7,404
Retained earnings	51,567	43,414
Total shareholders’ equity	318,771	302,704
Total liabilities and shareholders’ equity	$3,337,024	$3,094,866
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Interest income:
Loans including fees on loans	$20,134	$16,403
Investment securities:
Taxable	6,898	4,561
Non-taxable	2,329	1,772
Federal funds and other short-term investments	40	64
Total interest income	29,401	22,800
Interest expense:
Deposits	211	130
Borrowings and repurchase agreements	45	4
Junior subordinated debt	—	159
Total interest expense	256	293
Net interest income	29,145	22,507
Provision for loan losses	5,447	2,964
Net interest income after provision for loan losses	23,698	19,543
Noninterest income:
Service charges and fees	1,258	1,068
Foreign exchange fees	1,718	1,641
Credit card and merchant income	1,021	636
Investment impairment	—	(43)
Net (loss) gain on securities	(204)	9
Letter of credit fees	242	515
Warrant income	462	2,195
Gain on sale of loans	806	253
Bank owned life insurance	435	290
Other	474	575
Total noninterest income	6,212	7,139
Noninterest expense:
Personnel	12,227	10,634
Occupancy	823	740
Data processing	937	822
Furniture and equipment	765	702
Advertising and promotions	241	275
Professional fees	1,001	601
Telecommunications	291	260
Travel	210	166
FDIC assessment	419	405
Other	1,423	978
Total noninterest expense	18,337	15,583
Income before income tax expense	11,573	11,099
Income tax expense	3,420	3,251
Net income	8,153	7,848
Dividends on preferred stock	—	62
Net income available to common shareholders	$8,153	$7,786
Earnings per share—basic	$0.28	$0.33
Earnings per share—diluted	$0.27	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$8,153	$7,848
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	4,637	5,319
Less: reclassification adjustment for gains included in net income	236	—
Other comprehensive income	4,873	5,319
Comprehensive income	13,026	13,167
Dividends on preferred stock	—	62
Comprehensive income available to common shareholders	$13,026	$13,105
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)			Common Stock				Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Preferred Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$—	19,699,136	$197	3,912,610	$39	$183,716	$(4,096)	$9,294	$189,150
Issuance of common stock, net issuance costs of $1.4 million	—	—	4,140,140	41	(517,500)	(5)	55,055	—	—	55,091
Stock-based compensation	—	—	—	—	—	—	976	—	—	976
Conversion of trust preferred securities	—	—	—	—	—	—	(441)	—	—	(441)
Dividends on preferred stock	—	—	—	—	—	—	—	—	(62)	(62)
Net income	—	—	—	—	—	—	—	—	7,848	7,848
Unrealized gain on securities net of tax of $3.2 million	—	—	—	—	—	—	—	5,319	—	5,319
Balance at March 31, 2014	5,000	$—	23,839,276	$238	3,395,110	$34	$239,306	$1,223	$17,080	$257,881

Balance at December 31, 2014	—	$—	25,487,568	$255	3,395,110	$34	$251,597	$7,404	$43,414	$302,704
Issuance of common stock	—	—	875,050	8	—	—	1,679	—	—	1,687
Stock-based compensation	—	—	—	—	—	—	1,354	—	—	1,354
Net income	—	—	—	—	—	—	—	—	8,153	8,153
Unrealized gain on securities net of tax of $2.8 million	—	—	—	—	—	—	—	4,873	—	4,873
Balance at March 31, 2015	—	$—	26,362,618	$263	3,395,110	$34	$254,630	$12,277	$51,567	$318,771
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$8,153	$7,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	234
Amortization on investment securities, net	5,885	3,919
Provision for loan losses	5,447	2,964
Stock-based compensation	1,354	976
Loss (gain) on sale of securities available for sale	204	(9)
Investment impairment	—	43
Deferred income tax provision	(956)	350
Earnings on bank owned life insurance	(435)	(290)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(9,567)	729
Accrued interest payable and other liabilities	(6,821)	(3,736)
Net cash provided by operating activities	3,536	13,028
Cash flows from investing activities:
Net increase in investment in time deposits	250	—
Purchase of securities available for sale	(57,950)	(81,860)
Purchase of securities held to maturity	(70,047)	(15,641)
Proceeds from calls/maturities of securities available for sale	47,223	30,005
Proceeds from sales of securities available for sale	14,851	204
Proceeds from paydowns of securities held to maturity	3,812	118
Net (increase) decrease in loans	(135,746)	19,000
Purchase of bank owned life insurance	—	(2,635)
Purchases of premises and equipment	(239)	(358)
Net cash used in investing activities	(197,846)	(51,167)
Cash flows from financing activities:
Net increase in deposits	232,911	91,473
Net decrease in repurchase agreements	—	(12,737)
Preferred dividends paid	—	(62)
Proceeds from issuance of common stock, net of issuance costs	—	51,182
Issuance of shares under stock-based compensation plan	1,687	447
Net cash provided by financing activities	234,598	130,303
Net change in cash and cash equivalents	40,288	92,164
Cash and cash equivalents at beginning of year	85,942	105,730
Cash and cash equivalents at end of year	$126,230	$197,894
Supplemental statement of cash flow disclosures
Interest paid	$255	$293
Income taxes paid	$4,465	$4,268
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization and Nature of Operations
Square 1 Financial, Inc. (the “Company”) is a bank holding company incorporated under the laws of Delaware on October 6, 2004. The Company closed on its initial public offering ("IPO") on March 31, 2014. The Company’s primary function is to serve as the holding company for its wholly owned subsidiary, Square 1 Bank. Square 1 Bank (the “Bank”) was incorporated under the laws of North Carolina on July 11, 2005 and commenced banking operations on August 8, 2005. The Bank is not a member of the Federal Reserve System. The Bank provides a full range of commercial banking services primarily to companies that have received institutional investment, typically from venture capital and private equity sources. The Bank also provides a full range of services to venture capital and private equity firms. The Bank’s primary source of revenue is interest earned from loans to customers and from invested cash and securities and non-interest income derived from various fees. During 2007, the Company formed Square 1 Ventures, LLC (a Delaware limited liability company), a wholly owned subsidiary established to sponsor a fund of funds. Square 1 Ventures, LLC is consolidated into the Company’s financial statements. In 2013, the Bank formed Square 1 Asset Management, a wholly owned subsidiary of the Bank and SEC-registered investment adviser, to provide an investment alternative for clients. The Bank also acquired the business operations and key employees of Sand Hill Finance LLC, a factoring company, as part of the Bank's strategy to continue to grow its asset-based lending portfolio and has integrated the factoring product into its existing suite of asset-based lending products.
The Bank operates one branch in Durham, NC and loan production offices in Menlo Park, San Francisco, San Diego, Campbell, and Los Angeles and Orange County, CA; and Austin, Boston, Chicago, Denver, Minneapolis, New York, Seattle and the District of Columbia area. The Company’s corporate headquarters are located in Durham, NC.
Proposed Merger with PacWest Bancorp
On March 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest, pursuant to which the Company will merge with and into PacWest, with PacWest as the surviving corporation (the “Merger”). The Merger Agreement also provides that immediately following the Merger, the Bank will merge with and into Pacific Western Bank, a California state-chartered bank and wholly owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive 0.5997 of a share of PacWest common stock. The transaction is valued at approximately $849 million. Completion of the Merger is subject to certain customary conditions, including approval by the Company’s shareholders and the receipt of certain required regulatory approvals. PacWest Bancorp and Square 1 expect that the Merger will be completed during the fourth quarter of 2015. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the Merger being completed at a different time or not at all. The Company recorded $0.2 million in merger-related expenses during the three months ended March 31, 2015.
Basis of Presentation
These unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in the notes to the audited financial statements for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), as filed with the Securities and Exchange Commission ("SEC") on March 20, 2015. These unaudited interim consolidated financial statements have also been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the SEC, and as such certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2014 and notes thereto included in the 2014 Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. Credit card and merchant income, previously included in service charges and fees, is presented separately and income from loan documentation fees, previously presented separately, is included in other noninterest income. The amount of foreign exchange clearing, previously presented in other assets, changes daily based on transactions and is presented in cash and due from banks.
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
Square 1 Venture 1, L.P.-The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. The Company accounts for the investment in Square 1 Venture 1, L.P. using the equity method of accounting. For the three months ended March 31, 2015 and 2014, no gains or losses were recognized. The fair value of the investment at March 31, 2015 and December 31, 2014 was $1.5 million and is included in other assets on the balance sheet.
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
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $15.9 million and $19.8 million in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.

2.	NEW ACCOUNTING STANDARDS
In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the guidance in ASU 2015-07, investments for which fair value is measured using the net asset value per share practical expedient will no longer be categorized within the fair value hierarchy levels, but will be presented as a reconciling line item. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 also eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value by limiting those disclosure requirements to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for the Company for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 must be applied retrospectively for all periods presented.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers to determine whether a cloud computing arrangement includes a software license. When a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses and when a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance in ASC 350-40 applies to hosting contracts where the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Otherwise, the arrangement should be considered a service contract. ASU 2015-05 is effective for the Company for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-05 may be adopted prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently assessing the impacts of adopting ASU 2015-05.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs whereby debt issuance costs related to a recognized debt liability shall be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of ASU 2015-03 to have a material effect on the Company's balance sheet presentation.

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

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$29,633	$307	$—	$29,940
Agency direct obligations	30,429	136	—	30,565
SBA pools	170,553	2,362	(151)	172,764
Agency MBS	599,625	12,409	(837)	611,197
Municipal bonds	91,879	3,563	—	95,442
Corporates	117,209	2,936	(40)	120,105
Non-agency MBS	164,406	1,525	(1,182)	164,749
Other ABS	67,806	199	(962)	67,043
Equity securities	1,171	8	(53)	1,126
Total	$1,272,711	$23,445	$(3,225)	$1,292,931
Held to maturity securities:
Agency MBS	$108,859	$3,452	$(65)	$112,246
Municipal bonds	196,947	11,145	(420)	207,672
Corporates	59,965	312	(2,971)	57,306
Total	$365,771	$14,909	$(3,456)	$377,224

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$29,604	$44	$(7)	$29,641
Agency direct obligations	30,536	95	—	30,631
SBA pools	177,982	2,145	(305)	179,822
Agency MBS	606,677	9,360	(1,115)	614,922
Municipal bonds	96,016	2,477	(3)	98,490
Corporates	117,025	1,732	(398)	118,359
Non-agency MBS	173,322	1,237	(1,460)	173,099
Other ABS	48,450	25	(854)	47,621
Equity securities	2,422	17	(491)	1,948
Total	$1,282,034	$17,132	$(4,633)	$1,294,533
Held to maturity securities:
Agency MBS	$58,851	$1,015	$(107)	$59,759
Municipal bonds	181,567	9,187	(445)	190,309
Corporates	60,007	32	(3,701)	56,338
Total	$300,425	$10,234	$(4,253)	$306,406
Investment securities with a fair value of $274.8 million and $285.7 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at our correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank of Atlanta.
At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder's equity.

The proceeds from sales and calls of securities and the associated gains and losses were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Proceeds	$62,074	$30,209
Gross gains	112	9
Gross losses	316	—

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
SBA pools	$8,673	$(109)	$8,485	$(42)	$17,158	$(151)
Agency MBS	63,994	(679)	11,720	(158)	75,714	(837)
Corporates	2,589	(19)	5,008	(21)	7,597	(40)
Non-agency MBS	49,009	(505)	21,938	(677)	70,947	(1,182)
Other ABS	24,826	(184)	4,587	(778)	29,413	(962)
Equity securities	1,017	(53)	—	—	1,017	(53)
Total	$150,108	$(1,549)	$51,738	$(1,676)	$201,846	$(3,225)
Held to maturity securities:
Agency MBS	$3,139	$(2)	$3,904	$(63)	$7,043	$(65)
Municipal bonds	24,798	(236)	8,969	(184)	33,767	(420)
Corporates	29,579	(1,111)	6,420	(1,860)	35,999	(2,971)
Total	$57,516	$(1,349)	$19,293	$(2,107)	$76,809	$(3,456)

(in thousands)	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. treasuries	$9,895	$(7)	$—	$—	$9,895	$(7)
SBA pools	34,287	(296)	4,186	(9)	38,473	(305)
Agency MBS	128,717	(889)	17,935	(226)	146,652	(1,115)
Municipal bonds	1,671	(3)	—	—	1,671	(3)
Corporates	24,140	(398)	—	—	24,140	(398)
Non-agency MBS	61,284	(637)	21,558	(823)	82,842	(1,460)
Other ABS	37,527	(146)	4,708	(708)	42,235	(854)
Equity securities	1,859	(491)	—	—	1,859	(491)
Total	$299,380	$(2,867)	$48,387	$(1,766)	$347,767	$(4,633)
Held to maturity securities:
Agency MBS	$—	$—	$5,856	$(107)	$5,856	$(107)
Municipal bonds	10,657	(116)	12,688	(329)	23,345	(445)
Corporates	40,959	(1,846)	6,420	(1,855)	47,379	(3,701)
Total	$51,616	$(1,962)	$24,964	$(2,291)	$76,580	$(4,253)
At March 31, 2015, there were a total of 76 available for sale securities that were in an unrealized loss position, of which 35 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2014, there were a total of 78 available for sale securities that were in an unrealized loss position, of which 24 investments had fair values less than their amortized cost for a period of time greater than 12 months. At March 31, 2015, the fair value of equity securities included $0.2 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $0.9 million in other equity securities. At December 31, 2014, the fair value of equity securities included $0.9 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $1.0 million in other equity securities.
The Company performs extensive ongoing evaluations of the investment portfolio at the individual security level, including market valuations and impairment analyses.The Company had recorded no impairment for the three months ended March 31, 2015 and $43 thousand of impairment on certain mortgage-related securities for the three months ended March 31, 2014. The Company deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities until forecasted recovery of fair value or until maturity.

The amortized cost of debt securities at March 31, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	March 31, 2015
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
U.S. treasuries	$29,633	$—	$29,633	$—	$—
Agency direct obligations	30,429	10,417	20,012	—	—
SBA pools	170,553	—	4,619	79,104	86,830
Agency MBS	599,625	—	2,646	31,354	565,625
Municipal bonds	91,879	—	—	13,988	77,891
Corporates	117,209	13,904	41,839	12,952	48,514
Non-agency MBS	164,406	—	8,359	7,716	148,331
Other ABS	67,806	5,179	20,012	27,485	15,130
Total	$1,271,540	$29,500	$127,120	$172,599	$942,321
Held to maturity securities:
Contractual maturity
Agency MBS	$108,859	$—	$—	$—	$108,859
Municipal bonds	196,947	—	—	7,782	189,165
Corporates	59,965	—	—	—	59,965
Total	$365,771	$—	$—	$7,782	$357,989
There were no transfers between the available for sale portfolio and the held to maturity portfolio for the three months ended March 31, 2015 and 2014.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at March 31, 2015 and December 31, 2014, are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Commercial loans:
Technology	$732,840	$631,979
Life sciences	291,700	274,057
Asset-based loans	163,004	177,701
Venture capital/private equity	190,037	169,143
SBA and USDA	35,588	35,609
Other	11,149	6,854
Total commercial loans	1,424,318	1,295,343
Real estate loans:
SBA and USDA	36,896	36,978
Total real estate loans	36,896	36,978
Construction loans:
SBA and USDA	5,453	4,035
Total construction loans	5,453	4,035
Credit cards	20,465	17,980
Less unearned income, net	(8,550)	(7,887)
Total loans, net of unearned income	$1,478,582	$1,346,449
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At March 31, 2015 and December 31, 2014, the outstanding balances of these loans being serviced were $142.5 million and $135.3 million, respectively. The SBA/USDA guaranteed portions of five and two of these loans were sold to the secondary market during the three months ended March 31, 2015 and 2014, respectively. The cumulative outstanding sold balance at March 31, 2015 and December 31, 2014, was $57.5 million and $57.2 million, respectively.
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

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the three months ended March 31, 2015 and 2014, broken out by portfolio segment:

(in thousands)	Three Months Ended March 31, 2015
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$11,904	$2,061	$386	$2,485	$12,714
Life sciences	3,657	1,361	—	2,285	4,581
Asset-based loans	3,364	—	—	(339)	3,025
Venture capital/private equity	250	—	—	81	331
SBA and USDA	622	38	—	(50)	534
Other	1,576	—	—	898	2,474
Total commercial loans	21,373	3,460	386	5,360	23,659
Real estate loans:
SBA and USDA	1,310	540	—	56	826
Total real estate loans	1,310	540	—	56	826
Construction:
SBA and USDA	43	—	—	6	49
Total construction loans	43	—	—	6	49
Credit cards	180	—	—	25	205
Total loans	$22,906	$4,000	$386	$5,447	$24,739

(in thousands)	Three Months Ended March 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,609	$1,834	$103	$1,355	$13,233
Life sciences	1,971	—	—	1,432	3,403
Asset-based loans	684	—	—	193	877
Venture capital/private equity	197	—	—	(91)	106
SBA and USDA	627	128	—	58	557
Other	2	—	—	7	9
Total commercial loans	17,090	1,962	103	2,954	18,185
Real estate loans:
SBA and USDA	1,163	390	—	(70)	703
Total real estate loans	1,163	390	—	(70)	703
Construction:
SBA and USDA	10	—	—	47	57
Total construction loans	10	—	—	47	57
Credit cards	116	—	—	33	149
Total loans	$18,379	$2,352	$103	$2,964	$19,094

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at March 31, 2015 and December 31, 2014, broken out by portfolio segment:

(in thousands)	March 31, 2015
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,398	$8,316
Life sciences	1,181	3,400
Asset based loans	289	2,736
Venture capital/private equity	—	331
SBA and USDA	51	483
Other	2,427	47
Total commercial loans	8,346	15,313
Real estate loans:
SBA and USDA	58	768
Total real estate loans	58	768
Construction:
SBA and USDA	—	49
Total construction loans	—	49
Credit cards	—	205
Total loans	$8,404	$16,335

(in thousands)	December 31, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,523	$7,381
Life sciences	1,181	2,476
Asset based loans	280	3,084
Venture capital/private equity	—	250
SBA and USDA	46	576
Other	1,564	12
Total commercial loans	7,594	13,779
Real estate loans:
SBA and USDA	510	800
Total real estate loans	510	800
Construction:
SBA and USDA	—	43
Total construction loans	—	43
Credit cards	—	180
Total loans	$8,104	$14,802

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at March 31, 2015 and December 31, 2014. See Note 2 to the Consolidated Financial Statements in the Company's 2014 Form 10-K for a discussion of credit quality indicators.

(in thousands)	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$2,070	$1,460	$—	$3,530	$729,310	$732,840	$—
Life sciences	—	—	—	—	291,700	291,700	—
Asset-based loans	750	—	—	750	162,254	163,004	—
Venture capital/private equity	—	—	—	—	190,037	190,037	—
SBA and USDA	455	—	113	568	35,020	35,588	—
Other	—	—	3,260	3,260	7,889	11,149	—
Total commercial loans	3,275	1,460	3,373	8,108	1,416,210	1,424,318	—
Real estate loans:
SBA and USDA	—	2,833	—	2,833	34,063	36,896	—
Total real estate loans	—	2,833	—	2,833	34,063	36,896	—
Construction loans:
SBA and USDA	—	—	—	—	5,453	5,453	—
Total construction loans	—	—	—	—	5,453	5,453	—
Credit cards	—	—	—	—	20,465	20,465	—
Total loans, gross	$3,275	$4,293	$3,373	$10,941	$1,476,191	$1,487,132	$—

(in thousands)	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$—	$—	$—	$—	$631,979	$631,979	$—
Life sciences	—	—	—	—	274,057	274,057	—
Asset-based loans	—	—	—	—	177,701	177,701	—
Venture capital/private equity	—	—	—	—	169,143	169,143	—
SBA and USDA	—	—	175	175	35,434	35,609	—
Other	3,245	—	—	3,245	3,609	6,854	—
Total commercial loans	3,245	—	175	3,420	1,291,923	1,295,343	—
Real estate loans:
SBA and USDA	—	—	408	408	36,570	36,978	—
Total real estate loans	—	—	408	408	36,570	36,978	—
Construction loans:
SBA and USDA	—	—	—	—	4,035	4,035	—
Total construction loans	—	—	—	—	4,035	4,035	—
Credit cards	—	—	—	—	17,980	17,980	—
Total loans, gross	$3,245	$—	$583	$3,828	$1,350,508	$1,354,336	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,398	$11,057	$—	$11,057	$11,850
Life Sciences	1,181	2,511	—	2,511	4,170
Asset-based loans	289	530	—	530	600
SBA and USDA	51	114	113	227	273
Other	2,427	3,260	—	3,260	3,276
Total commercial loans	8,346	17,472	113	17,585	20,169
Real estate loans:
SBA and USDA	58	392	303	695	1,257
Total real estate loans	58	392	303	695	1,257
Total loans, gross	$8,404	$17,864	$416	$18,280	$21,426

(in thousands)	December 31, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,523	$8,757	$730	$9,487	$10,398
Life Sciences	1,181	2,511	—	2,511	4,140
Asset-based loans	280	570	—	570	570
SBA and USDA	46	175	—	175	183
Other	1,564	3,245	—	3,245	3,261
Total commercial loans	7,594	15,258	730	15,988	18,552
Real estate loans:
SBA and USDA	510	1,251	—	1,251	1,261
Total real estate loans	510	1,251	—	1,251	1,261
Total loans, gross	$8,104	$16,509	$730	$17,239	$19,813

The following table summarizes average impaired loans, broken out by portfolio segment, during the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended March 31,
	2015		2014
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized

Commercial loans:
Technology	$4,398	$—	$6,984	$—
Life sciences	1,181	—	535	—
Asset-based loans	289	—	—	—
SBA and USDA	51	—	810	—
Other	2,427	—	—	—
Total commercial loans	8,346	—	8,329	—
Real estate loans:
SBA and USDA	58	—	1,283	—
Total real estate loans	58	—	1,283	—
Credit cards	—	—	20	—
Total loans, gross	$8,404	$—	$9,632	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$674,878	$46,905	$11,057	$732,840
Life sciences	272,814	16,375	2,511	291,700
Asset-based loans	149,414	13,060	530	163,004
Venture capital/private equity	190,037	—	—	190,037
SBA and USDA	35,114	247	227	35,588
Other	7,889	—	3,260	11,149
Total commercial loans	1,330,146	76,587	17,585	1,424,318
Real estate loans:
SBA and USDA	30,124	6,077	695	36,896
Total real estate loans	30,124	6,077	695	36,896
Construction loans:
SBA and USDA	5,453	—	—	5,453
Total construction loans	5,453	—	—	5,453
Credit cards	20,465	—	—	20,465
Total loans, gross	$1,386,188	$82,664	$18,280	$1,487,132

(in thousands)	December 31, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$575,483	$47,009	$9,487	$631,979
Life sciences	257,143	14,403	2,511	274,057
Asset-based loans	160,558	16,573	570	177,701
Venture capital/private equity	169,143	—	—	169,143
SBA and USDA	35,040	394	175	35,609
Other	3,609	—	3,245	6,854
Total commercial loans	1,200,976	78,379	15,988	1,295,343
Real estate loans:
SBA and USDA	29,613	6,114	1,251	36,978
Total real estate loans	29,613	6,114	1,251	36,978
Construction loans:
SBA and USDA	4,035	—	—	4,035
Total construction loans	4,035	—	—	4,035
Credit cards	17,980	—	—	17,980
Total loans, gross	$1,252,604	$84,493	$17,239	$1,354,336
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
The following table summarizes our loans classified as TDRs, broken out by portfolio segment, during the three months ended March 31, 2015:

(dollars in thousands)	Three Months Ended March 31, 2015
	Modifications			TDRs That Subsequently Defaulted
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	—	$—	$—	1	$366
Total commercial loans	—	—	—	1	366
Total loans, gross	—	$—	$—	1	$366
The loan identified as a TDR during the three months ended March 31, 2015, was restructured to defer interest payments. The loan is considered a nonperforming loan and, as such, was individually considered for allowance for loan losses calculations. There were no modifications of TDRs during the three months ended March 31, 2014.
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

The non-compete agreements intangible asset had a one-year amortization period and the existing customer relationships intangible asset has a three-year amortization period. The acquired intangible assets do not have renewal or extension provisions.
The Company's finite-lived intangible assets at March 31, 2015 and December 31, 2014, are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(210)	(210)
Accumulated amortization - existing customer relationships	(246)	(197)
Total accumulated amortization	(456)	(407)
Total intangible assets subject to amortization, net	$344	$393
Amortization expense, net of tax for the three months ended March 31, 2015 and 2014, amounted to $30 thousand and $62 thousand, respectively. Amortization expense, net of tax is included in other noninterest expense on the accompanying consolidated statements of income.
The following table shows the expected amortization for the next five years for intangible assets at March 31, 2015:

(in thousands)
2015	148
2016	196
$344

6.	DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $14.2 million and $16.0 million at March 31, 2015 and December 31, 2014, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $5 thousand and $14 thousand for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, time deposits scheduled to mature on or before March 31, 2016, totaled $13.2 million. The remaining $1.0 million is scheduled to mature in 2017. At March 31, 2015 and December 31, 2014, the aggregate amount of overdrawn demand deposits reclassified to loans was $0.8 million and $0.9 million, respectively.

7.	REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS
Securities purchased under agreements to resell generally mature within one to four days from the transaction date. The Company had no reverse repurchase agreements outstanding at March 31, 2015 or December 31, 2014.
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at March 31, 2015 or December 31, 2014.

8.	BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the

Federal Reserve US Primary Credit Discount Rate. This $88.9 million line is secured by loans and investment securities. There were no outstanding borrowings for these lines at March 31, 2015 and December 31, 2014.
In addition, the Company has the ability to borrow longer term from the Federal Home Loan Bank ("FHLB"), with a $264.5 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at March 31, 2015 and December 31, 2014.
In September 2008, the Company issued $7.4 million of convertible trust preferred securities. These securities were placed through Square 1 Financial Capital Trust I (the “Trust”), a Delaware trust that was formed by the Company, as sponsor, in order to facilitate the issuance of convertible trust preferred securities. The Trust held, as its sole asset, the subordinated debentures issued by the Company. The Company did not consolidate the Trust into its consolidated financial statements. The subordinated debentures issued by the Company amounted to $7.6 million. A debt discount of $1.5 million was recorded and was to be amortized over 30 years.
In 2014, the Company notified the holders of all trust preferred securities of its intent to redeem such securities as of June 30, 2014. All outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date and the Trust was dissolved. During the three months ended March 31, 2014, investors converted $3.8 million of the outstanding convertible trust preferred securities into 375,000 common shares at $10.00 per share. For the three months ended March 31, 2014, interest expense on the trust preferred securities was $159 thousand.

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
Issuances of Common Stock
During the three months ended March 31, 2015 and 2014, the Company issued 46,461 shares and 40,040 shares, respectively, of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 225,153 shares and 78,600 shares, respectively, of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
In 2005, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At March 31, 2015 and December 31, 2014, there were 30,000 warrants outstanding with an exercise price of $10.00 per share. During the three months ended March 31, 2014, the Company issued 4,000 shares of common stock related to the exercise of a portion of the outstanding warrants. No shares of common stock were issued related to these warrants during the three months ended March 31, 2015.
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
During the three months ended March 31, 2014, the Company issued 375,000 common shares of its Class A common stock in connection with the conversion of our outstanding convertible trust preferred securities into common shares (see Note 8).
In 2010, in connection with a private placement of Company common stock, the Company issued warrants to purchase 750,000 shares of common stock at any time. The exercise price of the warrants was $5.15 per share. In February 2015, all of the warrants were net exercised for 603,436 shares of common stock. These warrants were originally valued at $1.8 million using a Black-Scholes-Merton fair value model and are included in additional paid in capital in the accompanying consolidated balance sheet at December 31, 2014.

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
Our basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Three Months Ended March 31,
		2015	2014
	Basic:
	Net income	$8,153	$7,848
Less:	dividends on preferred stock	—	62
	Net income attributable to common shares	8,153	7,786
	Basic weighted-average common shares outstanding	29,270	23,726
	Earnings per share—basic	$0.28	$0.33
	Diluted:
	Net income attributable to common shares	$8,153	$7,786
Plus:	dividends on preferred stock	—	62
	convertible trust preferred securities	—	109
	Net income attributable to common shares after assumed conversions	8,153	7,957
	Basic weighted-average common shares outstanding	29,270	23,726
	Effect of dilutive stock options and warrants	1,011	2,014
	Diluted weighted-average common shares outstanding	30,281	25,740
	Earnings per share—diluted	$0.27	$0.31
Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. Reclassification adjustments out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 are presented in the following table:

(in thousands)		Three Months Ended March 31,
	Location	2015	2014
Reclassification adjustment for losses (gains) included in net income	Net (loss) gain on securities	$375	$—
Related tax (expense) benefit	Income tax expense	(139)	—
Other comprehensive income (loss)		$236	$—

10.	INCOME TAXES
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is no longer subject to the assessment of tax with respect to returns that have been filed for years prior to 2009. The Company's effective tax rate is lower than the federal statutory rate primarily as a result of the Company's portion of income from non-taxable investments.
Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that its deferred tax assets will be realized, except for a $0.2 million valuation allowance for North Carolina. The Company’s net operating loss carry-forwards will begin to expire in 2029.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At March 31, 2015 and December 31, 2014, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

11.	REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at March 31, 2015, the Company and the Bank met all capital requirements to which they are subject and are “well-capitalized”.
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
The Company’s actual capital amounts and ratios at March 31, 2015 and December 31, 2014, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total risk-based capital ratio	$332,783	12.73%	$209,080	8.00%	$261,350	10.00%
Tier 1 risk-based capital ratio	306,641	11.73	156,810	6.00	209,080	8.00
Common equity Tier 1 capital ratio	306,641	11.73	117,607	4.50	169,877	6.50
Tier 1 leverage ratio	306,641	9.61	127,605	4.00	159,506	5.00
December 31, 2014
Total risk-based capital ratio	$318,344	14.95%	$170,340	8.00%	$212,925	10.00%
Tier 1 risk-based capital ratio	294,441	13.83	85,170	4.00	127,755	6.00
Tier 1 leverage ratio	294,441	9.71	121,289	4.00	151,611	5.00

The Bank’s actual capital amounts and ratios at March 31, 2015 and December 31, 2014, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total risk-based capital ratio	$323,231	12.42%	$208,224	8.00%	$260,280	10.00%
Tier 1 risk-based capital ratio	297,089	11.41	156,168	6.00	208,224	8.00
Common equity Tier 1 capital ratio	297,089	11.41	117,126	4.50	169,182	6.50
Tier 1 leverage ratio	297,089	9.33	127,304	4.00	159,130	5.00
December 31, 2014
Total risk-based capital ratio	$309,928	14.61%	$169,752	8.00%	$212,190	10.00%
Tier 1 risk-based capital ratio	286,025	13.48	84,876	4.00	127,314	6.00
Tier 1 leverage ratio	286,025	9.44	121,186	4.00	151,483	5.00

12.	RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2015 and 2014, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the three months ended March 31, 2015 amounted to $0.5 million. The expense related to the plan for the three months ended March 31, 2014 amounted to $0.3 million.

13.	STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Compensation Committee of the Board of Directors. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than seven years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over five years from the date of grant. The 2009 Stock Incentive Plan, as amended, provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At March 31, 2015, 919,821 shares of common stock remained available for future issuance through stock options or restricted stock units.
The following table presents a rollforward of the Company’s stock options outstanding during the three months ended March 31, 2015:

			Weighted Average Remaining Contractual Life in Years
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,175,675	$6.12	3.37
Granted	—	—
Exercised	(231,115)	6.09
Forfeited	(660)	6.00
Outstanding at end of period	943,900	$6.13	3.69
Options exercisable at period end	633,840	$6.05	3.38

The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	376,372	$10.01
Granted	101,548	26.22
Vested	(66,010)	17.41
Forfeited	(1,690)	7.59
Nonvested at end of period	410,220	$12.84
The Company’s pre-tax compensation cost for stock-based employee compensation was $1.4 million for the three months ended March 31, 2015. The Company’s pre-tax compensation cost for stock-based employee compensation was $1.0 million for the three months ended March 31, 2014. At March 31, 2015, there was $13.0 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over five years.

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
ASC 815 Derivatives and Hedging requires that all derivative instruments be recorded on the balance sheet at fair value. Equity warrants with net share settlement provisions are considered derivatives. The Company's equity warrants portfolio is primarily comprised of holdings in non-public companies and the Company’s practice generally is to monetize its positions as soon as a liquidity event occurs. Often there is a lock-up period requiring the Company to hold our equity position in a publicly traded security until the expiration of the lock-up period. The Company estimates the initial fair value of non-public company equity warrants using a Black-Scholes option pricing model to approximate fair market value. The model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and volatility factors derived from indices of comparable publicly traded companies. On a monthly basis, the Company adjusts the value of equity warrants in non-public companies using a Black-Scholes model to approximate fair market value based on changes to the risk-free interest rate, the volatility rate and the warrant’s expected life.
The Company also holds warrants in public companies. When a private company goes public there is often a lock-up period requiring the Company to hold its equity position in a publicly traded security until the expiration of the lock-up period. The Company adjusts the value of equity warrants in public companies on a monthly basis based on the month-end closing stock price adjusted for the option value of the warrant. The model estimates market value for each warrant based on the share price as of the evaluation date, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and uses a company specific volatility factor. See Note 15 for further information regarding the fair value of the Company's equity warrants. Any changes from the grant date in the fair value of equity warrant assets will be recognized as increases or decreases to warrant valuation and as unrealized gains or losses in non-interest income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired, the Company may exercise these equity warrant assets for shares or cash. Shares received from the exercise of warrants and subject to lock-up agreements are held as equity securities in the Company's available for sale portfolio.
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to loan yield through loan interest income. At March 31, 2015 and December 31, 2014, unearned income on loans included $2.3 million and $2.0 million, respectively, related to the initial valuation of equity warrant assets. For the three months ended March 31, 2015, we recognized $0.4 million in income from the amortization of loan fees related to the initial valuation of equity warrant assets. For the three months ended March 31, 2014, we recognized $0.3 million in income from the amortization of loan fees related to the initial valuation of equity warrant assets.
Warrants held, which amounted to $4.6 million and $4.3 million in 473 and 461 companies at March 31, 2015 and December 31, 2014, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At March 31, 2015, included in the $4.6 million in equity warrant assets in 473 companies are $0.3 million of equity warrant assets held in seven publicly traded companies. At December 31, 2014, included in the $4.3 million in equity warrant assets in 461 companies are $0.2 million of equity warrant assets held in six publicly traded companies.
During the three months ended March 31, 2015, the Company exercised warrants with a total value of $33 thousand and received equity securities in one publicly traded company. During the three months ended March 31, 2015, the Company monetized equity securities for $0.9 million in proceeds following the expiration of their applicable lock-up periods. These equity securities had an initial value of $1.1 million and we recognized a loss of $0.3 million. We had obtained these equity securities through the exercise of warrants in two public companies. During the three months ended March 31, 2014, the Company monetized warrants and realized a gain of $49 thousand on the exercise of warrants in two portfolio company clients that conducted IPOs.
At March 31, 2015 and December 31, 2014, the fair value of equity securities included in investments obtained through the exercise of warrants and still held was $0.2 million and $0.9 million, respectively (see Note 3).
The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised, broken out by stage of emerging companies:

(in thousands except number of companies)	Three Months Ended March 31,
	2015	2014
Equity warrant assets:
Gains:
Early stage	$146	$141
Expansion stage	107	390
Late stage	486	327
Total gains on exercise of equity warrant assets	739	858
Non-monetized write off of warrant assets	(59)	(79)
Net realized gains on equity warrants	680	779
Change in fair value of equity warrant assets	(218)	1,416
Warrant income	$462	$2,195

Number of companies on which warrant gains were realized:
Early stage	5	5
Expansion stage	6	4
Late stage	5	4
Total number of companies	16	13

15.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that the Company uses to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement is determined is based on the lowest level input that is significant to the fair value measurement in its entirety.
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

The following tables present quantitative information about Level 3 fair value measurements:

(dollars in thousands)	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Non-agency MBS	$164,749	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	67,043	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	4,649	Modified Black-Scholes option pricing model	Volatility	20.0% - 133.6% (2)
			Risk-free interest rate	0.6% - 1.0% (2)
			Remaining life assumption	23.4% - 53.0% (2)
Servicing asset	1,393	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	3,834	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(dollars in thousands)	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Non-agency MBS	$173,099	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	47,621	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	4,304	Modified Black-Scholes option pricing model	Volatility	20.2% - 67.0% (2)
			Risk-free interest rate	1.2% - 1.5% (2)
			Remaining life assumption	54.0% - 89.4% (2)
Servicing asset	1,222	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	3,704	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(1)	The Company uses third-party pricing information without adjustment for this Level 3 fair value measurement.

(2)	Low end of range relates to private equity warrant assets portfolio and high end of range relates to public equity warrant assets portfolio.

(3)	The factors are specific to each underlying private company, and as such, a weighted average or range of values for the unobservable inputs is not meaningful.
Following are tables that present information about our investment securities, warrants, servicing asset, and venture capital fund investments, measured at fair value on a recurring basis:

(in thousands)	At March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. treasuries	$29,940	$—	$—	$29,940
Agency direct obligations	30,565	—	—	30,565
SBA pools	—	172,764	—	172,764
Agency MBS	—	611,197	—	611,197
Municipal bonds	—	95,442	—	95,442
Corporates	—	120,105	—	120,105
Non-agency MBS	—	—	164,749	164,749
Other ABS	—	—	67,043	67,043
Equity securities	1,126	—	—	1,126
Total available for sale securities	$61,631	$999,508	$231,792	$1,292,931
Warrants	$—	$—	$4,649	$4,649
Servicing asset	$—	$—	$1,393	$1,393
Venture capital fund investments	$—	$—	$3,834	$3,834

(in thousands)	At December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. treasuries	$29,641	$—	$—	$29,641
Agency direct obligations	30,631	—	—	30,631
SBA pools	—	179,822	—	179,822
Agency MBS	—	614,922	—	614,922
Municipal bonds	—	98,490	—	98,490
Corporates	—	118,359	—	118,359
Non-agency MBS	—	—	173,099	173,099
Other ABS	—	—	47,621	47,621
Equity securities	1,948	—	—	1,948
Total available for sale securities	$62,220	$1,011,593	$220,720	$1,294,533
Warrants	$—	$—	$4,304	$4,304
Servicing asset	$—	$—	$1,222	$1,222
Venture capital fund investments	$—	$—	$3,704	$3,704

The following tables present additional information about Level 3 securities, venture capital fund investments, servicing assets and warrants, measured at fair value on a recurring basis:

(dollars in thousands)	Three Months Ended March 31, 2015
	Available for sale securities
	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2014	$173,099	$47,621	$3,704	$1,222	$4,304	$229,950
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(9)	(9)
Total gains (losses):
included in net income	—	—	—	5	462	467
included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements:
Purchases	12,891	22,889	243	—	—	36,023
Sales	(10,999)	—	—	—	(805)	(11,804)
Issuances	—	—	—	184	697	881
Settlements	(10,242)	(3,467)	(113)	(18)	—	(13,840)
Balance at March 31, 2015	$164,749	$67,043	$3,834	$1,393	$4,649	$241,668

(dollars in thousands)	Three Months Ended March 31, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	2,762	—	—	—	5,756
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains (losses):
included in net income	—	—	—	—	12	2,195	2,207
included in other comprehensive income	96	(1,632)	(248)	—	—	—	(1,784)
Purchases, sales, issuances and settlements:
Purchases	—	16,113	—	—	—	—	16,113
Sales	—	—	—	—	—	(806)	(806)
Issuances	—	—	—	—	55	102	157
Settlements		—	—	(108)	(34)	—	(142)
Balance at March 31, 2014	$29,391	$66,651	$24,605	$3,958	$1,298	$6,596	$132,499

For the three months ended March 31, 2015, no available for sale securities were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the three months ended March 31, 2014, two available for sale securities were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation.

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
The Company has investments in venture capital funds that calculate net asset value per share. The Company's investments in venture capital funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. For example, the March 31, 2015 financial statements reflect the September 30, 2014 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following tables summarize the estimated fair values of these investments and remaining unfunded commitments for these investments:

(in thousands)	March 31, 2015
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$3,834	$3,834	$2,076
Total	$3,834	$3,834	$2,076

(in thousands)	December 31, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$3,704	$3,704	$2,076
Total	$3,704	$3,704	$2,076
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
At March 31, 2015, the $3.8 million venture capital fund investments valuation consisted of $1.4 million of Bank investments primarily for CRA purposes, $1.5 million from Square 1 Ventures, and $0.9 million of holding company investments.
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

The following table presents information about our assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$—	$—	$9,876	$9,876
December 31, 2014
Impaired loans	$—	$—	$9,135	$9,135
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

Deposits
The fair values of deposits with no stated maturities are predominately at variable rates and, accordingly, the fair values have been estimated to equal the carrying amounts (the amount payable on demand). The fair values of certificates of deposits are estimated by discounting the future cash flows using the current rates offered for similar deposits with the same remaining maturities.
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
The following tables present the estimated fair values of our financial instruments that are not carried at fair value:

(in thousands)	March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value Ending Balance
Financial assets:
Cash and cash equivalents	$126,230	$126,230	$—	$—	$126,230
Investment in time deposits	1,001	1,001	—	—	1,001
Investment securities—held to maturity	365,771	—	372,964	4,260	377,224
Loans, net of unearned income	1,478,582	—	—	1,438,728	1,438,728
FHLB stock	2,787	—	—	2,787	2,787
Accrued interest receivable	12,716	—	12,716	—	12,716
Financial liabilities:
Non-maturity deposits(1)	2,994,997	2,994,997	—	—	2,994,997
Time deposits	14,466	—	14,424	—	14,424
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,297,505	1,297,505
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value Ending Balance
Financial assets:
Cash and cash equivalents	$85,942	$85,942	$—	$—	$85,942
Investment in time deposits	1,251	1,251	—	—	1,251
Investment securities—held to maturity	300,425	—	299,986	6,420	306,406
Loans, net of unearned income	1,346,449	—	—	1,336,470	1,336,470
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	11,878	—	11,878	—	11,878
Financial liabilities:
Non-maturity deposits(1)	2,760,232	2,760,232	—	—	2,760,232
Time deposits	16,320	—	16,268	—	16,268
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,232,078	1,232,078
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

16.	OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
At March 31, 2015 and December 31, 2014, unfunded lines of credit were $1.3 billion and $1.2 billion, respectively, and outstanding standby letters of credit amounted to $75.1 million and $68.4 million, respectively.
Two putative stockholder class action lawsuits have been filed in connection with the previously disclosed proposed merger between us and PacWest (see Note 1). These actions, Lakowitz v. Bowers et. al, Case No. 1:15-CV-371, and Li v. Bowers et. al, Case No. 1:15-CV-373, were filed on May 6, 2015 and May 7, 2015, respectively, in federal court in the middle district of North Carolina (the “North Carolina Complaints”).  Another putative stockholder class action that was filed in the Court of Chancery of the State of Delaware was voluntary dismissed without prejudice.
The North Carolina Complaints allege that the members of the Square 1 board of directors breached their fiduciary duties to Square 1 stockholders and failed to take steps to maximize the value to be paid to the Square 1 stockholders. In addition, the North Carolina Complaints allege that PacWest aided and abetted these alleged breaches of fiduciary duties. The North Carolina Complaints also allege violations of federal securities laws with respect to allegedly misleading statements contained in the registration statement filed with the SEC in connection with the merger. The plaintiffs in these actions seek, among other things, declaratory and injunctive relief, attorneys’ fees and costs, and other and further relief. At this stage, it is not possible to predict the outcome of the proceedings or their impact on Square 1, PacWest or the merger.
From time to time, the Company is party, either as a defendant or plaintiff, to other lawsuits in the normal course of our business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from these other pending legal proceedings in the normal course of business will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in the section titled “Risk Factors,” which are set forth in the Company's 2014 Form 10-K, as filed with the SEC on March 20, 2015.

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
The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the unaudited interim consolidated financial statements and notes thereto in this Form 10-Q and in conjunction with Square 1's consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and notes thereto included in the 2014 Form 10-K.
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

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Financial Condition Data:	(Dollars in thousands)
Average total assets	$3,190,370	$2,374,169
Average cash and cash equivalents	85,076	119,430
Average investment securities - available-for-sale	1,309,450	967,161
Average investment securities - held-to-maturity	359,341	164,844
Average loans, net of unearned income	1,369,428	1,068,814
Average on-balance sheet deposits	2,813,912	2,150,508
Average total client investment funds	1,439,848	630,042
Average borrowings	49,444	8,173
Average repurchase agreements	—	6,092
Average total shareholders' equity	310,104	198,171

Operating Data:
Interest income	$29,401	$22,800
Interest expense	256	293
Net interest income	29,145	22,507
Provision for loan losses	5,447	2,964
Net interest income after provision for loan losses	23,698	19,543
Noninterest income	6,212	7,139
Noninterest expense	18,337	15,583
Income before income tax expense	11,573	11,099
Income tax expense	3,420	3,251
Preferred stock dividends and discount accretion	—	62
Net income available to common shareholders	8,153	7,786

	At or For the
	Three Months Ended March 31,
	2015	2014
Performance Ratios:
Return on average assets	1.04%	1.33%
Return on average common equity	10.66	16.34
Net interest margin(1)	3.96	4.12
Efficiency ratio(2)	49.49	50.61
Average equity to average assets	9.72	8.35

Capital Ratios (consolidated):
Tier 1 leverage capital	9.61	10.90
Common equity Tier 1 capital	11.73	14.54
Tier 1 risk-based capital	11.73	14.83
Total risk-based capital	12.73	15.93
Total shareholders’ equity to assets	9.55	10.45
Tangible common equity to tangible assets(3)	9.54	10.23

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.67	1.80
Allowance for loan losses as a percent of nonperforming loans	135.34	198.65
Net charge-offs to average outstanding loans (annualized)	1.07	0.85
Nonperforming loans as a percent of total loans	1.24	0.91
Nonperforming assets as a percent of total assets	0.55	0.39

(1)	Represents net interest income as a percent of average interest-earning assets.

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

The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

	At or For the
(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Efficiency Ratio
Noninterest expense (GAAP)	$18,337	$15,583
Net interest taxable equivalent income	30,400	23,458
Noninterest taxable equivalent income	6,446	7,297
Less: (loss) gain on sale of securities and impairment	(204)	(34)
Adjusted operating revenue	$37,050	$30,789
Efficiency ratio	49.49%	50.61%

Tangible Common Equity/Tangible Assets
Total equity	$318,771	$257,880
Less: preferred stock	—	4,950
Intangible assets(1)	344	698
Tangible common equity	$318,427	$252,232
Total assets	$3,337,024	$2,467,142
Less: intangible assets(1)	344	698
Tangible assets	$3,336,680	$2,466,444
Tangible common equity/tangible assets	9.54%	10.23%

Net Operating Income
GAAP income before taxes	$11,573	$11,099
Add: (loss) gain on sale of securities and impairment	(204)	(34)
Add: tax equivalent adjustment	1,488	1,108
Non-GAAP net operating income before taxes	$13,265	$12,241

Net Interest Income
GAAP net interest income	$29,145	$22,507
Add: tax equivalent adjustment	1,255	951
Non-GAAP net interest income (fully tax equivalent basis)	$30,400	$23,458

Core Banking Noninterest Income
GAAP noninterest income	$6,212	$7,139
Less: net (loss) gain on securities and impairment	(204)	(34)
Warrant income	462	2,195
Gain on sale of loans	806	253
Bank owned life insurance	435	290
Other	260	398
Non-GAAP core banking noninterest income	$4,453	$4,037
(1) Does not include a loan servicing asset of $1.4 million and $1.3 million at March 31, 2015 and March 31, 2014, respectively.

Executive Overview of Recent Financial Performance
Our strategy is to grow organically in the key U.S. innovation markets. As part of this growth strategy, we expect to continue to evolve our mix of loan business to include more expansion and later stage companies and more business with venture capital firms. We believe this loan mix tilt will help us continue to lower credit costs. Certain elements of our business, such as warrant gains, deposit inflows and to some extent credit quality, can create a degree of quarterly variability to our numbers.
We continued to experience strong balance sheet and revenue growth, which resulted in increased net operating income during the three months ended March 31, 2015. Consolidated net income available to common shareholders was $8.2 million and diluted earnings per share was $0.27 for the three months ended March 31, 2015, compared to net income available to common shareholders of $7.8 million and diluted earnings per share of $0.31 for the three months ended March 31, 2014. Return on average common equity was 10.66% and return on average assets was 1.04% for the three months ended March 31, 2015.
We experienced solid growth in net interest income compared to the three months ended March 31, 2014. Net interest income increased as a result of significant growth in both our loans and deposits. Average loan balances for the three months ended March 31, 2015, grew 28.1% compared to the three months ended March 31, 2014. Period-end loans increased 9.8% from December 31, 2014. The loan growth is the result of further deepening of our coverage in key markets and expansion into new markets, more loans to later stage clients, and an increase in our overall brand awareness.
Credit quality exceeded historical experience during 2014 while credit quality during the three months ended March 31, 2015 was more reflective of historical experience. At March 31, 2015, our ratio of nonperforming loans to total loans decreased from December 31, 2014, but increased from March 31, 2014. Net loan charge-offs were 1.07% of average loans (annualized) for the three months ended March 31, 2015 compared 0.85% for the three months ended March 31, 2014. The impact of loan growth and higher net charge offs drove a $2.5 million increase in our provision for loan losses for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased 53.0% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Our ability to move deposits off balance sheet is key to managing our balance sheet growth and capital ratios. Our period end client investment funds grew 1.7% from December 31, 2014, reflecting our continuing ability to manage deposits off balance sheet in a manner that benefits both our clients and us.
Higher balances on our investment portfolio also drove the increase in net interest income. We also continue to experience favorable funding of our interest earning assets with 66.2% of our average deposits for the three months ended March 31, 2015 coming from noninterest-bearing deposits, compared to 64.7% for the three months ended March 31, 2014. Net interest margin decreased to 3.96% for the three months ended March 31, 2015 compared to 4.12% for the same period in the prior year.
Core banking noninterest income, which represents income from traditional banking services provided to our customers, was $4.5 million for the three months ended March 31, 2015, an increase of $0.4 million, or 10.3%, compared to the three months ended March 31, 2014, as we continued to focus on enhancing our product offerings and adding new customers. Total noninterest income decreased $0.9 million, or 13.0%, compared to the three months ended March 31, 2014, as a $1.7 million decrease in warrant income, which is typically volatile, was partially offset by a $0.6 million increase in the gain on sale of loans and the higher core banking noninterest income.
Noninterest expense increased $2.8 million, or 17.7%, compared to the three months ended March 31, 2014. This increase was due to $1.6 million higher personnel expenses. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 270 at March 31, 2015, from 239 at March 31, 2014, and higher incentive compensation expense. Throughout 2015, we anticipate hiring a similar number of full-time equivalent employees as were hired during the year ended December 31, 2014 mixed between bankers and support staff. Overall, we anticipate an increase in our expenses in the mid-teens in 2015 as we continue to hire additional employees and invest in our franchise to support growth.
Proposed Merger with PacWest Bancorp
On March 1, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PacWest Bancorp, a Delaware corporation ("PacWest"), pursuant to which we will merge with and into PacWest, with PacWest as the surviving corporation (the "Merger"). The Merger Agreement also provides that immediately following the Merger, Square 1 Bank, our wholly-owned subsidiary, will merge with and into Pacific Western Bank, a California state-chartered bank and wholly-owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of Square 1 will be converted into the right to receive 0.5997 of a share of PacWest common stock. The transaction is valued at approximately $849 million. Completion of the Merger is subject to certain customary conditions, including approval by our stockholders and the receipt of certain required regulatory approvals.
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
There have been no material changes to critical accounting policies and estimates discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2014 Form 10-K.

Impact of Recent Accounting Pronouncements
The information required by this item is included in Note 2 to the consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS
Performance Summary
Three Months Ended March 31, 2015 and 2014. For the three months ended March 31, 2015, we reported net income available to common shareholders of $8.2 million, an increase of $0.4 million, or 4.7%, compared to net income available to common shareholders of $7.8 million for the three months ended March 31, 2014. The increase resulted from a $6.6 million, or 29.5%, increase in net interest income, partially offset by a $2.5 million, or 83.8%, increase in the provision for loan losses, a $0.9 million, or 13.0%, decrease in noninterest income and a $2.8 million, or 17.7%, increase in noninterest expense.
The increase in net interest income compared to the three months ended March 31, 2014 was primarily the result of our continued success in growing our loan portfolio and low cost deposits, along with higher balances on our investment portfolio, partially offset by lower yields on our loan and investment portfolios. The decrease in noninterest income was primarily due to a $1.7 million decrease in warrant income, which is typically volatile, partially offset by a $0.6 million increase in the gain on sale of loans and a $0.4 million increase in core banking noninterest income. The increase in noninterest expense compared to the three months ended March 31, 2014 was primarily due to $1.6 million higher personnel expenses in the three months ended March 31, 2015 driven by an increase of 31 full-time equivalent employees and higher incentive compensation expense. Increases in the provision for unfunded credit commitments and higher professional fee expense also contributed to higher total noninterest expense.
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
Net Interest Income (Fully Tax Equivalent Basis)
Three Months Ended March 31, 2015 and 2014. For the three months ended March 31, 2015, net interest income increased $6.9 million, or 29.6%, to $30.4 million compared to the three months ended March 31, 2014. This increase was primarily driven by a $6.9 million, or 29.1%, increase in interest income. Our interest income increase primarily resulted from:

•
a $3.7 million, or 22.7%, increase to $20.1 million in interest income on loans, resulting from a 28.1% higher average balance, partially offset by a 26 basis point decline in the yield earned. The 26 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $2.3 million, or 51.3%, increase to $6.9 million in interest income on taxable securities due to a 52.8% higher average balance, partially offset by a 3 basis point decrease in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the lower yield was primarily a result of purchases of lower yielding securities; and

•
a $0.9 million, or 31.5%, increase to $3.6 million in interest income on nontaxable securities caused by a 25.9% higher average balance and a 22 basis point increase in the yield earned on nontaxable securities. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.3 million represented a 13.0% decrease from the three months ended March 31, 2014, and was primarily driven by the conversion to common stock of the trust preferred securities in the first half of 2014, and higher average deposit balances and higher yields paid on demand deposit and money market accounts.
Net Interest Margin (Fully Tax Equivalent Basis)
Three Months Ended March 31, 2015 and 2014. Our net interest margin decreased to 3.96% from 4.12% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
The primary reasons for the decrease were:

•	a 26 basis point lower loan interest yield in the current low rate environment that continues in 2015; and

•	an increase in the purchasing of lower yielding securities

These decreases were partially offset by higher utilization of cash balances.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other banks	$75,022	$39	0.21%	$106,261	$62	0.24%
Federal funds sold and other short-term investments	1,248	1	0.29	1,428	2	0.55
Loans, net of unearned income	1,369,428	20,134	5.96	1,068,814	16,403	6.22
Nontaxable securities	287,216	3,583	5.06	228,094	2,724	4.84
Taxable securities	1,381,575	6,898	2.02	903,911	4,560	2.05
Total interest-earning assets	3,114,489	30,655	3.99	2,308,508	23,751	4.17
Less: Allowance for loan losses	(23,521)			(19,471)
Noninterest-earning assets	99,402			85,132
Total assets	$3,190,370			$2,374,169
Interest-bearing liabilities:
Demand deposits	$92,397	27	0.12	$116,647	24	0.08
Money market	841,030	179	0.09	616,834	92	0.06
Time deposits	16,666	5	0.11	26,121	14	0.22
Total interest-bearing deposits	950,093	211	0.09	759,602	130	0.07
FHLB advances	49,111	44	0.37	2,000	2	0.41
Repurchase agreements	333	—	0.30	6,092	1	—
Junior subordinated debt	—	—	—	6,173	160	10.46
Total interest-bearing liabilities	999,537	255	0.10	773,867	293	0.15
Noninterest-bearing deposits	1,863,819			1,390,906
Other noninterest-bearing liabilities	16,910			11,225
Total liabilities	2,880,266			2,175,998
Total shareholders’ equity	310,104			198,171
Total liabilities and shareholders’ equity	$3,190,370			$2,374,169
Net interest income		$30,400			$23,458
Interest rate spread			3.89%			4.02%
Net interest margin			3.96%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			311.59%			298.31%

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

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits in other banks	$(5)	$(18)	$(23)
Federal funds sold and other short-term investments	(1)	—	(1)
Loans, net of unearned income	(882)	4,613	3,731
Nontaxable securities(1)	16	843	859
Taxable securities	(356)	2,694	2,338
Total interest-earning assets	(1,228)	8,132	6,904
Interest expense:
Demand deposits	8	(5)	3
Money market	53	34	87
Time deposits	(4)	(5)	(9)
Borrowings	(15)	(104)	(119)
Total interest-bearing liabilities	42	(80)	(38)
Change in net interest income	$(1,270)	$8,212	$6,942

(1)	Tax equivalent income.
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
Three Months Ended March 31, 2015 and 2014. For the three months ended March 31, 2015, the provision for loan losses was $5.4 million, an increase of $2.5 million, or 83.8%, compared to the three months ended March 31, 2014. The higher provision for the three months ended March 31, 2015 reflected the 39.3% growth in our loan portfolio from March 31, 2014 and higher net charge offs, which were lower than historical experience in 2014 but more reflective of historical experience during the three months ended March 31, 2015. At March 31, 2015, nonperforming loans totaled $18.3 million, or 1.24%, of total loans compared to $17.2 million, or 1.28%, of total loans, at December 31, 2014, and $9.6 million, or 0.91%, at March 31, 2014. Net loan charge-offs were $3.6 million, or 1.07%, of average loans (annualized) for the three months ended March 31, 2015, compared to net loan charge-offs of $2.2 million, or 0.85%, of average loans (annualized) for the three months ended March 31, 2014. The allowance for loan losses to nonperforming loans at March 31, 2015 was 135.34%, compared to 132.87% at December 31, 2014 and 198.65% at March 31, 2014. Specific loan loss allowances relating to nonperforming loans increased to $8.4 million and were 46.0% of nonperforming loans at March 31, 2015, compared to $8.1 million, or 47.0%, of nonperforming loans at December 31, 2014 and $3.3 million, or 19.1%, of nonperforming loans at March 31, 2014.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for further information about credit risk and credit quality.

Noninterest Income
Three Months Ended March 31, 2015 and 2014. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$1,258	$1,068	$190	17.8%
Foreign exchange fees	1,718	1,641	77	4.7
Credit card and merchant income	1,021	636	385	60.5
Letter of credit fees	242	515	(273)	(53.0)
Client investment fees(1)	133	40	93	232.5
Loan documentation fees(1)	81	137	(56)	(40.9)
Total core banking noninterest income	4,453	4,037	416	10.3
Net (loss) gain on securities	(204)	(34)	(170)	(500.0)
Warrant income	462	2,195	(1,733)	(79.0)
Gain on sale of loans	806	253	553	218.6
Bank owned life insurance	435	290	145	50.0
Other	260	398	(138)	(34.7)
Total noninterest income	$6,212	$7,139	$(927)	(13.0)%
(1) Included in other noninterest income in the consolidated statements of income.
Core banking noninterest income represents recurring income from traditional banking services provided to our customers (see "Non-GAAP Financial Measures"). The increase in core banking noninterest income for the three months ended March 31, 2015, was primarily due to an increased customer base combined with increased utilization of our core banking services by our customers. Service charges and fees represent fees earned on our deposit accounts. Foreign exchange fees are primarily transaction-based fees earned from our customers for performing foreign currency-based transactions on their behalf. Credit card and merchant income represents fees earned on credit card accounts and transactions. The increase in credit card and merchant income reflects growth in credit card accounts. Credit card balances outstanding were $20.5 million, $18.0 million and $12.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Letters of credit fees represent fees charged to issue and process letters of credit for customers. The decrease in letters of credit fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven by a higher than typical volume of letters of credit in the first quarter of 2014. Client investment fees represent fees charged to customers for asset management services and have increased as a result of the growth in client investment assets under management.
The decrease in total noninterest income was primarily driven by a $1.7 million decrease in warrant income, which is typically volatile, partially offset by a higher gain on the sale of loans and the increase in core banking noninterest income. The increase in gain on sale of loans was due to our strategic decision to sell more SBA loans from our loan portfolio. For the three months ended March 31, 2015, the $0.2 million net loss on the sale of securities was primarily due to losses on the sale of equity securities held in our investment portfolio that we obtained in public companies through the exercise of warrants. The increase in bank owned life insurance income was primarily due to the purchase of additional bank owned life insurance policies during the third quarter of 2014. The decrease in other noninterest income primarily related to fees earned in 2014 on the Square 1 Venture 1, L.P. management contract that was sold on April 1, 2014.
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

The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 14 to the interim consolidated financial statements):

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$739	$858	$(119)	(13.9)%
Non-monetized write off of warrant assets	(59)	(79)	20	25.3
Net realized gains on equity warrants	680	779	(99)	(12.7)
Change in fair value	(218)	1,416	(1,634)	(115.4)
Warrant income	$462	$2,195	$(1,733)	(79.0)%
The decrease in warrant income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was primarily due to the increase in the fair value of warrants held in 2014, which was largely driven by four portfolio companies in which we held warrants that experienced IPOs during the three months ended March 31, 2014.
During the three months ended March 31, 2015, our net realized gains were primarily driven by equity warrants in private companies that experienced liquidity events, such as an acquisition. We realized warrant gains in 16 companies, including the exercise of warrants with a total value of $33 thousand for equity securities in one publicly traded company that conducted an IPO in 2015. During the three months ended March 31, 2015, we monetized equity securities for $0.9 million in proceeds following the expiration of their applicable lock-up periods. The equity securities had an initial value of $1.1 million and we recognized a loss of $0.3 million. We had obtained these equity securities through the exercise of warrants in two public companies.
During the three months ended March 31, 2014, our net realized gains were primarily driven by equity warrants in private companies that experienced liquidity events. We realized warrant gains in 13 companies, including the monetization of warrants and a realized gain of $49 thousand on warrants exercised upon expiration of the respective lock-up periods that we held in two portfolio company client that conducted IPOs.
Noninterest Expense
Three Months Ended March 31, 2015 and 2014. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Personnel	$12,227	$10,634	$1,593	15.0%
Occupancy	823	740	83	11.2
Data processing	937	822	115	14.0
Furniture and equipment	765	702	63	9.0
Advertising and promotions	241	275	(34)	(12.4)
Professional fees	1,001	601	400	66.6
Telecommunications	291	260	31	11.9
Travel	210	166	44	26.5
FDIC assessment	419	405	14	3.5
Other	1,423	978	445	45.5
Total noninterest expense	$18,337	$15,583	$2,754	17.7%
Personnel represented 66.7% of our total noninterest expense and increased $1.6 million, or 15.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 270 at March 31, 2015, from 239 at March 31, 2014, to drive and support our balance sheet and income growth and higher incentive compensation expense. Over the past year we have added 15 venture bankers and client managers in key markets, including California, New York, Boston and Chicago. In addition, our occupancy and furniture and equipment expenses have increased in 2015 due to the addition of a new loan production office in Minneapolis which opened in the first quarter of 2015, San Francisco which opened in the second quarter of 2014, and Chicago which opened in the fourth quarter of 2014, as well as an increase in our lease expenses for our New York loan production office. Data processing fees have also increased to support our overall growth in connection with upgrades for our lending and credit operations. These updates have and will continue to result in increased expenses in 2015 as we continue to hire additional bankers and invest in our franchise. Higher other noninterest expense was primarily driven by a $0.4 million increase in the provision for unfunded credit commitments. Noninterest expense for the three months ended March 31, 2015 also included $0.2 million in merger related expenses primarily for professional fees.
Income Tax Provision
Three Months Ended March 31, 2015 and 2014. Income tax expense increased $0.2 million, or 5.2%, for the three months ended March 31, 2015 as compared to the same period in the prior year, primarily due to a $0.5 million, or 4.3%, increase in pre-tax income. Our effective tax rate increased to 29.6% for the three months ended March 31, 2015 from 29.3% for the three months ended March 31, 2014.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $242.2 million, or 7.8%, to $3.3 billion at March 31, 2015, from $3.1 billion at December 31, 2014, primarily due to deposit growth of $232.9 million, which resulted in $40.3 million in additional period end cash and cash equivalents, a $63.7 million increase in our investment securities portfolio, and a $132.1 million increase in our loan portfolio.
Our loan and deposit portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$278,586	18.73%	$179,936	13.87%	$1,386,899	46.08%
Expansion	737,461	49.59	285,305	21.99	676,829	22.49
Late	182,646	12.28	217,556	16.76	428,409	14.24
Total portfolio company	1,198,693	80.60	682,797	52.62	2,492,137	82.81
Venture capital/private equity	190,037	12.78	586,018	45.16	516,813	17.17
SBA and USDA	77,937	5.24	4,358	0.34	513	0.02
Credit cards	20,465	1.38	24,332	1.88	—	—
Total	1,487,132	100.00%	$1,297,505	100.00%	$3,009,463	100.00%
Less unearned income	(8,550)
Total loans, net of unearned income	$1,478,582

	December 31, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$235,649	17.40%	$124,973	10.14%	$1,255,847	45.23%
Expansion	620,456	45.81	250,327	20.32	590,974	21.29
Late	234,486	17.31	206,492	16.76	347,666	12.52
Total portfolio company	1,090,591	80.52	581,792	47.22	2,194,487	79.04
Venture capital/private equity	169,143	12.49	613,594	49.80	581,491	20.94
SBA and USDA	76,622	5.66	6,953	0.57	574	0.02
Credit cards	17,980	1.33	29,739	2.41	—	—
Total	1,354,336	100.00%	$1,232,078	100.00%	$2,776,552	100.00%
Less unearned income	(7,887)
Total loans, net of unearned income	$1,346,449

Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$732,840	49.28%	$631,979	46.66%
Life sciences	291,700	19.61	274,057	20.24
Asset-based loans	163,004	10.96	177,701	13.12
Venture capital/private equity	190,037	12.78	169,143	12.49
SBA and USDA	35,588	2.39	35,609	2.63
Other	11,149	0.75	6,854	0.50
Total commercial loans	1,424,318	95.77	1,295,343	95.64
Real estate loans:
SBA and USDA	36,896	2.48	36,978	2.73
Total real estate loans	36,896	2.48	36,978	2.73
Construction:
SBA and USDA	5,453	0.37	4,035	0.30
Total construction loans	5,453	0.37	4,035	0.30
Credit cards	20,465	1.38	17,980	1.33
Total loans	1,487,132	100.00%	1,354,336	100.00%
Less unearned income(1)	(8,550)		(7,887)
Total loans, net of unearned income	$1,478,582		$1,346,449

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 10.0% increase in commercial loans from December 31, 2014 to March 31, 2015 was primarily driven by increases in total loans to venture-backed companies consisting of the technology and life sciences client sector and asset-based loans, and the venture firm client industry segment. Total loans to venture-backed companies were up $103.8 million, or 9.6%, while loans to venture firms increased $20.9 million, or 12.4%, at March 31, 2015 compared to December 31, 2014. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from period-to-period based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons.
Growth in SBA and USDA loans also contributed to the overall growth in commercial loans from December 31, 2014 to March 31, 2015. Total SBA and USDA loans increased $1.3 million, or 1.7%, from December 31, 2014 to March 31, 2015. We expect to continue to grow our SBA and USDA loan portfolio as we originate new loans and sell a portion of the guaranteed balances. We also made a strategic decision to sell more SBA loans in our loan portfolio during the first quarter of 2015. At March 31, 2015, SBA and USDA loans represented 5.2% of our loan portfolio compared to 5.7% at December 31, 2014.

Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or when there is a diverse group of borrowers that could be similarly impacted by economic or other conditions.
The breakdown of total loans by industry sector at March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$252,813	17.10%	$193,622	14.38%
Business products and services	139,823	9.46	118,451	8.80
Hardware	105,523	7.14	103,667	7.70
Consumer products and services	113,406	7.67	81,603	6.06
Media and telecom	97,807	6.61	86,187	6.40
Biotech	115,299	7.80	103,818	7.71
Healthcare services	74,237	5.02	76,094	5.65
IT services	57,680	3.90	61,805	4.59
Medical devices and equipment	69,951	4.73	65,714	4.88
Financial services	39,784	2.69	37,919	2.82
Other industries	128,938	8.72	151,136	11.22
Total venture portfolio industry	1,195,261	80.84	1,080,016	80.21
Venture capital/private equity	190,037	12.85	169,143	12.56
SBA and USDA	77,937	5.27	76,622	5.69
Credit cards	20,465	1.39	17,980	1.34
Other (overdrafts and in-process)	3,432	0.23	10,575	0.79
Total loans	1,487,132	100.58	1,354,336	100.59
Less unearned income	(8,550)	(0.58)	(7,887)	(0.59)
Loans, net of unearned income	$1,478,582	100.00%	$1,346,449	100.00%

The following tables provide a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$732,840	274	$377,934	231	$223,034	33	$131,872	10
Life sciences	291,700	79	126,529	61	89,888	13	75,283	5
Asset-based loans	163,004	78	26,233	65	66,823	9	69,948	4
Venture capital/private equity	190,037	76	64,499	63	62,914	9	62,624	4
SBA and USDA	35,588	59	35,588	59	—	—	—	—
Other	11,149	14	11,149	14	—	—	—	—
Total commercial loans	1,424,318	580	641,932	493	442,659	64	339,727	23
Real estate loans:
SBA and USDA	36,896	63	26,069	61	10,827	2	—	—
Total real estate loans	36,896	63	26,069	61	10,827	2	—	—
Construction loans:
SBA and USDA	5,453	4	5,453	4	—	—	—	—
Total construction loans	5,453	4	5,453	4	—	—	—	—
Credit cards	20,465	559	20,465	559	—	—	—	—
Total loans	1,487,132	1,206	$693,919	1,117	$453,486	66	$339,727	23
Less unearned income	(8,550)
Loans, net of unearned income	$1,478,582

	December 31, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$631,979	256	$375,727	224	$177,063	26	$79,189	6
Life sciences	274,057	76	113,053	57	87,404	14	73,600	5
Asset-based loans	177,701	67	32,717	54	43,481	6	101,503	7
Venture firm	169,143	72	49,099	61	31,558	5	88,486	6
SBA and USDA	35,609	50	35,609	50	—	—	—	—
Other	6,854	11	6,854	11	—	—	—	—
Total commercial loans	1,295,343	532	613,059	457	339,506	51	342,778	24
Real estate loans:
SBA and USDA	36,978	60	31,120	59	5,858	1	—	—
Total real estate loans	36,978	60	31,120	59	5,858	1	—	—
Construction loans:
SBA and USDA	4,035	4	4,035	4	—	—	—	—
Total construction loans	4,035	4	4,035	4	—	—	—	—
Credit cards	17,980	519	17,980	519	—	—	—	—
Total loans	1,354,336	1,115	$666,194	1,039	$345,364	52	$342,778	24
Less unearned income	(7,887)
Loans, net of unearned income	$1,346,449

Loan Maturity
At March 31, 2015, 91.0%, or $1.4 billion, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 91.5%, or $1.2 billion, at December 31, 2014. At March 31, 2015, just over 42% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 8% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at March 31, 2015 and December 31, 2014, for fixed and variable rate loans:

	March 31, 2015
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$1,934	$27,722	$—	$29,656
Life sciences	350	75,124	—	75,474
Asset-based loans	23,556	841	—	24,397
Venture capital/private equity	—	286	—	286
SBA and USDA	—	—	779	779
Other	—	—	608	608
Total commercial loans	25,840	103,973	1,387	131,200
Real estate loans:
SBA and USDA	—	—	3,095	3,095
Total real estate loans	—	—	3,095	3,095
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$25,840	$103,973	$4,482	$134,295
Variable-rate loans:
Commercial loans:
Technology	$359,050	$344,134	$—	$703,184
Life sciences	57,950	158,276	—	216,226
Asset-based loans	120,332	18,275	—	138,607
Venture capital/private equity	140,890	45,703	3,158	189,751
SBA and USDA	—	457	34,352	34,809
Other	6,281	1,000	3,260	10,541
Total commercial loans	684,503	567,845	40,770	1,293,118
Real estate loans:
SBA and USDA	—	34	33,767	33,801
Total real estate loans	—	34	33,767	33,801
Construction loans:
SBA and USDA	—	—	5,453	5,453
Total construction loans	—	—	5,453	5,453
Credit cards	20,465	—	—	20,465
Total variable rate loans	$704,968	$567,879	$79,990	1,352,837
Less unearned income				(8,550)
Total loans, net of unearned income				$1,478,582

	December 31, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$2,320	$24,967	$—	$27,287
Life sciences	500	56,138	—	56,638
Asset-based loans	24,669	622	—	25,291
Venture capital/private equity	—	337	—	337
SBA and USDA	—	—	795	795
Other	—	—	611	611
Total commercial loans	27,489	82,064	1,406	110,959
Real estate loans:
SBA and USDA	1,008	—	3,363	4,371
Total real estate loans	1,008	—	3,363	4,371
Total fixed-rate loans	$28,497	$82,064	$4,769	$115,330
Variable-rate loans:
Commercial loans:
Technology	$286,017	$318,675	$—	$604,692
Life sciences	57,046	160,373	—	217,419
Asset-based loans	100,010	52,400	—	152,410
Venture capital/private equity	133,303	32,596	2,907	168,806
SBA and USDA	235	180	34,399	34,814
Other	2,998	—	3,245	6,243
Total commercial loans	579,609	564,224	40,551	1,184,384
Real estate loans:
SBA and USDA	—	36	32,571	32,607
Total real estate loans	—	36	32,571	32,607
Construction loans:
SBA and USDA	—	—	4,035	4,035
Total construction loans	—	—	4,035	4,035
Credit cards	17,980	—	—	17,980
Total variable rate loans	$597,589	$564,260	$77,157	1,239,006
Less unearned income				(7,887)
Total loans, net of unearned income				$1,346,449
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.

Investment Securities
Investment securities totaled $1.7 billion at March 31, 2015, an increase of $63.7 million, or 4.0%, compared to $1.6 billion at December 31, 2014. See Notes 3 and 15 to the unaudited interim consolidated financial statements.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
Our available-for-sale securities portfolio totaled $1.3 billion at March 31, 2015, and was flat compared to $1.3 billion at December 31, 2014.
Legacy non-agency mortgage-backed securities are those that were purchased prior to 2008 before the onset of the financial crisis and represent $18.4 million of the $164.7 million of non-agency mortgage-backed securities held at March 31, 2015, compared to $18.7 million of the $173.1 million of non-agency mortgage-backed securities held at December 31, 2014. The $18.4 million of legacy non-agency mortgage-backed securities purchased before 2008 is spread across multiple originators and issuers. There are 17 unique securities that have an average balance of $1.1 million, with the largest single security having a fair value of $2.9 million at March 31, 2015. The $18.4 million of legacy non-agency mortgage-backed securities have been impaired $5.9 million and represent 1.1% of the $1.7 billion in investment securities at March 31, 2015. The underlying loans in the group are comprised of prime (12%), Alt-A (40%) and sub-prime (48%) loans.
The balance of the $164.7 million is in investment grade non-agency mortgage-backed securities that have been purchased since 2013. The loans underlying these securities are comprised of prime (63%), Alt-A (19%) and sub-prime (18%) loans.
Other asset-backed securities totaled $67.0 million at March 31, 2015, compared to $47.6 million at December 31, 2014. Other asset-backed securities are investment grade and are comprised of student loan securities, a trust preferred collateralized debt obligation ("CDO"), venture debt obligations and securities with underlying consumer loans. The loans underlying the venture debt obligations are similar to the loans in our venture banking portfolio and have an estimated average life of one year or less.
We monitor our non-agency mortgage-backed securities and other asset-backed securities on an ongoing basis. Principal repayment, delinquencies, prepayments and default rates are tracked monthly. In addition, we perform a discounted cash flow analysis for our non-agency mortgage-backed securities on a quarterly basis as part of our other-than-temporary impairment ("OTTI") review. The student loan securities and the trust preferred CDO are monitored semi-annually.
Our held to maturity securities portfolio is mainly comprised of municipal bonds. Our held to maturity securities portfolio had an amortized cost of $365.8 million at March 31, 2015, an increase of $65.3 million, or 21.8%, compared to $300.4 million at December 31, 2014. The increase in this portfolio was primarily due to our purchase of new municipal bond securities and agency mortgage backed securities that we intend to hold until they are either called or reach maturity.
At March 31, 2015, the duration of our available-for-sale securities portfolio was approximately 2.2 years and the overall investment securities portfolio duration was 3.0 years.

The following table sets forth the stated maturities and weighted average yields of debt securities at March 31, 2015. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 29.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

		March 31, 2015
		Less than One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
U.S. Treasuries	$29,633	$—	—%	$29,633	1.29%	$—	—%	$—	—%
Agency direct obligations	30,429	10,417	0.61	20,012	0.84	—	—	—	—
SBA pools	170,553	—	—	4,619	1.57	79,104	1.57	86,830	1.57
Agency mortgage-backed securities	599,625	—	—	2,646	0.72	31,354	1.65	565,625	2.27
Municipal bonds	91,879	—	—	—	—	13,988	3.84	77,891	4.42
Corporates	117,209	13,904	2.48	41,839	1.30	12,952	1.35	48,514	2.52
Non-agency mortgage-backed securities	164,406	—	—	8,359	3.38	7,716	3.28	148,331	3.14
Other asset-backed securities	67,806	5,179	1.92	20,012	2.89	27,485	2.80	15,130	2.06
Total available for sale securities	$1,271,540	$29,500	1.72%	$127,120	1.61%	$172,599	2.02%	$942,321	2.53%
Held-to-maturity securities:
Agency mortgage-backed securities	$108,859	$—	—%	$—	—%	$—	—%	$108,859	3.64%
Municipal bonds	196,947	—	—	—	—	7,782	2.63	189,165	5.42
Corporates	59,965	—	—	—	—	—	—	59,965	4.34
Total held-to-maturity	$365,771	$—	—%	$—	—%	$7,782	2.63%	$357,989	4.70%
Total securities	$1,637,311	$29,500	—%	$127,120	—%	$180,381	2.05%	$1,300,310	3.12%

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
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice generally is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $4.6 million and $4.3 million in 473 and 461 companies at March 31, 2015 and December 31, 2014, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At March 31, 2015, the $4.6 million valuation on warrants held included $0.3 million in equity securities of seven publicly traded companies compared to $0.2 million held in equity securities of six publicly traded companies at December 31, 2014.
During the three months ended March 31, 2015, we exercised warrants with a total value of $33 thousand and received equity securities in one publicly traded company. At March 31, 2015, the fair value of equity securities included in equity securities within our available-for-sale investments obtained through the exercise of warrants and still held was $0.2 million, compared to $0.9 million at December 31, 2014 (see Note 3). See Notes 14 and 15 for further information regarding our equity warrant assets.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. At March 31, 2015, we had $6.6 million in gross notional customer outstanding forward contracts and an offsetting $6.5 million in gross national correspondent bank outstanding forward contracts. At December 31, 2014, we had $5.7 million in gross notional customer outstanding forward contracts and an offsetting $5.6 million in gross national correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$1,951,176	64.84%	$1,851,004	66.67%
Interest-bearing deposits:
Demand deposits	91,635	3.04	71,598	2.58
Money market	952,186	31.64	837,630	30.16
Time deposits	14,466	0.48	16,320	0.59
Total period end deposits	$3,009,463	100.00%	$2,776,552	100.00%

The following table sets forth the composition of our average deposits for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,863,819	66.24%	$1,390,906	64.69%
Interest-bearing deposits:
Demand deposits	92,397	3.28	116,647	5.42
Money market	841,030	29.89	616,834	28.68
Time deposits	16,666	0.59	26,121	1.21
Total average deposits	$2,813,912	100.00%	$2,150,508	100.00%
Our deposits increased to $3.0 billion at March 31, 2015, from $2.8 billion at December 31, 2014, an increase of $232.9 million, or 8.4%. This increase was primarily due to growth of our client base and a continued strong funding environment for venture-backed firms. Our noninterest-bearing deposits increased $100.2 million, or 5.4%, and our interest-bearing deposits increased $132.7 million, or 14.3%, during the period.
At March 31, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $14.2 million, of which $13.2 million is scheduled to mature within one year. The remaining $1.0 million is scheduled to mature in 2017.

Client Investment Funds
We utilize alternative cash investment vehicles to manage our on-balance sheet deposit growth, which tends to be volatile as is typical in the market in which we operate. For example, we offer our clients alternative cash investment vehicles such as sweep accounts and investments in the CDARS, the latter of which allows us to place client deposits in one or more insured depository institutions. Square 1 Asset Management, our registered investment advisor, offers customized solutions to our clients that are tailored to meet the unique corporate cash management needs of entrepreneurial companies and venture firms. The growth in our client investment funds reflects our continuing ability to manage deposits off balance sheet in a manner that benefits our clients and the Bank. We expect to continue to manage our on-balance sheet deposit growth through these alternative investment vehicles for our clients and to grow the amount of assets under management by Square 1 Asset Management.
The following table sets forth the composition of our client investment funds at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$967,868	$976,075	(0.8)%
Sweep money market funds	453,505	404,357	12.2
CDARS	40,382	56,201	(28.1)
Total period-end client investment funds	$1,461,755	$1,436,633	1.7%

The following table sets forth the composition of average client investment funds for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$944,242	$143,107	559.8%
Sweep money market funds	448,671	310,858	44.3
CDARS	46,935	176,077	(73.3)
Total average client investment funds	$1,439,848	$630,042	128.5%

Repurchase Agreements and Borrowings
See Note 7 for further information regarding our repurchase agreements and Note 8 for further information regarding our borrowings.

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,297,505	$1,232,078
Standby letters of credit(2)	75,074	68,372
Total commitments	$1,372,579	$1,300,450

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$11,057	$9,487
Life sciences	2,511	2,511
Asset-based loans	530	570
SBA and USDA	227	175
Other	3,260	3,245
Total commercial loans	17,585	15,988
Real estate loans:
SBA and USDA	695	1,251
Total real estate loans	695	1,251
Total nonaccrual loans	18,280	17,239
Other real estate owned	—	—
Total nonperforming loans	$18,280	$17,239
Total accruing loans past 90 days or more	$—	$—
Foreclosed assets(1)	—	—
Nonaccrual troubled debt restructurings	5,428	5,859
Total troubled debt restructurings	5,428	5,859
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(5,428)	(5,859)
Total nonperforming assets and troubled debt restructurings	$18,280	$17,239
Total nonperforming loans to total loans	1.24%	1.28%
Total nonperforming loans to total assets	0.55%	0.56%
Total nonperforming assets and troubled debt restructurings to total assets	0.55%	0.56%

(1)	Foreclosed assets consist of capital stock acquired in lieu of incurring a charge-off.

The following tables present the composition of portfolio company nonperforming loans by stage at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$5,481	4	31.57%
Expansion	6,132	6	35.33
Late	5,745	2	33.10
Total portfolio company loans	$17,358	12	100.00%

	December 31, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$3,764	3	23.80%
Expansion	6,398	5	40.46
Late	5,652	2	35.74
Total portfolio company loans	$15,814	10	100.00%
At March 31, 2015, our total nonperforming assets and troubled debt restructurings were $18.3 million, a $1.0 million, or 6.0%, increase from December 31, 2014. At March 31, 2015, nonperforming loans represented 1.24% of our total loans and were comprised of 16 credits that had $8.4 million in specific reserves held against them.
At March 31, 2015, our criticized (performing) and impaired loans represented approximately 6.8% of our total gross loans. This compares to 7.5% at December 31, 2014. 57.4% of our criticized and impaired loans at March 31, 2015 are to companies in the technology sector, across all growth stages compared to 55.5% at December 31, 2014. Loans to technology sector companies represented approximately 49.3% of our loan portfolio at March 31, 2015 and 46.7% of our loan portfolio at December 31, 2014. Loans to early and expansion stage portfolio company clients comprised 63.5% of our nonperforming loans at March 31, 2015 compared to 58.9% at December 31, 2014. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
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
Interest income that would have been recorded had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2015, and 2014.
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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2015			December 31, 2014
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$12,714	51.39%	49.28%	$11,904	51.97%	46.66%
Life sciences	4,581	18.51	19.61	3,657	15.96	20.24
Asset-based loans	3,025	12.23	10.96	3,364	14.69	13.12
Venture capital/private equity	331	1.34	12.78	250	1.09	12.49
SBA and USDA	534	2.16	2.39	622	2.72	2.63
Other	2,474	10.00	0.75	1,576	6.88	0.50
Total commercial loans	23,659	95.63	95.77	21,373	93.31	95.64
Real estate loans:
SBA and USDA	826	3.34	2.48	1,310	5.72	2.73
Total real estate loans	826	3.34	2.48	1,310	5.72	2.73
Construction:
SBA and USDA	49	0.20	0.37	43	0.19	0.30
Total construction loans	49	0.20	0.37	43	0.19	0.30
Credit cards	205	0.83	1.38	180	0.78	1.33
Total	$24,739	100.00%	100.00%	$22,906	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$22,906	$18,379
Provision for loan losses	5,447	2,964
Charge-offs:
Commercial loans:
Technology	2,061	1,834
Life sciences	1,361	—
SBA and USDA	38	518
Total commercial loans	3,460	2,352
Real estate loans:
SBA and USDA	540	—
Total real estate loans	540	—
Total charge offs	4,000	2,352
Recoveries:
Commercial loans:
Technology	(386)	(103)
Life sciences	—	—
SBA and USDA	—	—
Total commercial loans	(386)	(103)
Total recoveries	(386)	(103)
Net charge offs	3,614	2,249
Allowance at end of period	$24,739	$19,094
Allowance for loan losses to total loans at end of period	1.67%	1.80%
Net charge offs to average loans outstanding during period (annualized)	1.07%	0.85%

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
Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving our investment securities and available funding sources. In addition, our policies permit the use of on- and off-balance sheet derivative financial instruments to assist in managing interest rate risk, although to date we have not entered into any derivative financial instruments for such purposes.
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
The NII and EVE simulations are completed monthly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income and equity under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a monthly basis. Changes to these assumptions can significantly affect the results of the simulations. The simulations incorporate assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.
Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.
The tables below set forth an approximation of our NII sensitivity exposure for the 12-month periods beginning March 31, 2015 and December 31, 2014, and our EVE sensitivity at March 31, 2015 and December 31, 2014. The simulations use projected repricing of assets and liabilities beginning March 31, 2015 and December 31, 2014, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Numerous assumptions are used to model deposits since they do not have a contractual maturity and rates are internally set based on market conditions and management goals. Our assumption is that the rate paid on interest-bearing deposits is tied to the fed funds rate. We also use a pricing beta that represents the correlation between the fed funds rate and the actual rate modeled on interest-bearing deposits. We currently model interest-bearing deposits using a pricing beta of approximately 50% such that for an assumed 1.00% move in the fed funds rate there would be a 0.50% change in the modeled rate that we would pay on interest-bearing deposits. The deposit pricing beta was updated beginning with the first quarter of 2015 and was moved from 70% to 50% based on an updated review of our deposit assumptions. The change will have an impact on our reported interest rate sensitivity. In isolation, reducing the deposit pricing sensitivity from 70% to 50% will reduce the sensitivity of our interest bearing deposits to changes in interest rates. In addition, we also make assumptions as to how deposits will shift between interest-bearing products and non-interest bearing products in response to changes in rates. As rates increase we assume that an increasing percentage of deposits will shift from non-interest bearing to interest-bearing resulting in higher rates being paid on larger balances. The opposite would be true when rates are assumed to decrease.
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

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	March 31, 2015	At March 31, 2015
300	19.6%	(12.9)%
200	14.0	(5.8)
100	7.2	(1.8)
(100)	(3.0)	(1.4)
(200)	(4.6)	2.4

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	December 31, 2014	At December 31, 2014
300	9.7%	(12.8)%
200	8.6	(5.5)
100	5.3	(2.0)
(100)	(3.4)	(0.4)
(200)	(4.9)	2.4

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
The EVE analysis shows that we would theoretically lose market value in a rising rate environment. This is primarily due to the fixed rate securities in our investment portfolio, which will lose value as rates rise. The analysis also assumes that amortizing assets will experience slower prepayments as rates increase, which will also cause asset values to decline. The opposite will be true for a declining rate environment where the EVE numbers will improve as the fixed rate securities will increase in value.
When compared to the December 31, 2014 results, the NII sensitivity increased in the rising interest rate scenarios. The change in the deposit pricing beta from 70% to 50%, which is outlined above, caused the asset sensitivity to increase in the rising rate scenarios and to limit the decline in NII in the falling rate scenarios.
The EVE sensitivity showed very little change from December 31, 2014 to March 31, 2015 for both the rising and declining interest rate scenarios. The small decrease across most scenarios was primarily caused by interest rate sensitivity in the investment portfolio whose balances will tend to decline in value as rates increase.

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

Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 42.5% of total assets at March 31, 2015. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $126.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.3 billion at March 31, 2015. In addition, at March 31, 2015, we had the ability to borrow $264.5 million from the FHLB. There were no outstanding borrowings under this line at March 31, 2015. Additionally, at March 31, 2015, we had the ability to access $88.9 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. There were no outstanding borrowings under this line at March 31, 2015. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of March 31, 2015. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at March 31, 2015:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$2,994,997	$2,994,997	$—	$—	$—
Time deposits	14,466	13,464	1,002	—	—
Operating lease obligations	16,521	2,904	4,209	4,179	5,229
Total	$3,025,984	$3,011,365	$5,211	$4,179	$5,229
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
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2015 and December 31, 2014. See Note 11 to the interim consolidated financial statements for further information.
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
Our and the Bank's Risk-Based Capital ratios decreased as a result of the changes to both qualifying regulatory capital and risk-weighted assets under the new rules. Subsequent to March 31, 2015, we have sold $15.0 million of securitized assets that were held at March 31, 2015. Our and the Bank's capital ratios at March 31, 2015 would have been approximately 60 basis points higher were those assets not held.
Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below.

	March 31, 2015	December 31, 2014	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	12.73%	14.95%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.73	13.83	8.00	6.00
Common equity Tier 1 capital ratio	11.73	13.83	6.50	4.50
Tier 1 leverage ratio	9.61	9.71	5.00	4.00
Tangible equity to risk-weighted assets ratio	12.18	14.20	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	12.42%	12.21%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.41	11.13	8.00	6.00
Common equity Tier 1 capital ratio	11.41	N/A	6.50	4.50
Tier 1 leverage ratio	9.33	8.16	5.00	4.00

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Two putative stockholder class action lawsuits have been filed in connection with the previously disclosed proposed merger between us and PacWest (see Note 1). These actions, Lakowitz v. Bowers et. al, Case No. 1:15-CV-371, and Li v. Bowers et. al, Case No. 1:15-CV-373, were filed on May 6, 2015 and May 7, 2015, respectively, in federal court in the middle district of North Carolina.  Another putative stockholder class action that was filed in the Court of Chancery of the State of Delaware was voluntary dismissed without prejudice. See Note 1 "Organization and Basis of Presentation" and Note 16 "Off-balance Sheet Risk, Commitments and Contingencies" of the "Notes to Interim Consolidated Financial Statements (Unaudited)" under Part I, Item 1 of this Form 10-Q for discussions of the merger agreement and related legal proceedings.
We are also party to other legal actions that are routine and incidental to our business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position. See Note 16 "Off-balance Sheet Risk, Commitments and Contingencies" of the "Notes to Interim Consolidated Financial Statements (Unaudited)" under Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
There have been no material changes in our assessment of our risk factors from those set forth in the 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From January 1, 2015 through March 31, 2015, the Company issued an aggregate of 603,436 shares of its Class A common stock in connection with the exercise by Patriot Financial Partners, L.P. and its affiliates of warrants to purchase 750,000 shares of the Company’s Class A common stock, at an exercise price of $5.15 per share. The shares of Class A common stock issued upon exercise of the warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
List of Exhibits

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated March 1, 2015, by and between Square 1 Financial, Inc. and PacWest Bancorp	(incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2015, File No. 001-36372)

3.1	Second Amended and Restated Certificate of Incorporation of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.1 in the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 001-36372)

3.2	Bylaws of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

4.1	Specimen Stock Certificate for Class A Common Stock of Square 1 Financial, Inc.	(incorporated by reference to the Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1, File No. 333-193197)

10.1	Square 1 Financial, Inc. 2009 Stock Incentive Plan, as amended	(incorporated by reference to the Exhibit 99.1 in the Registrant’s Registration Statement on Form S-8, File No. 333-195221)

10.2	Letter Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Patrick Oakes*+	(incorporated by reference from Exhibit 10.8 in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 20, 2015, File No. 001-36372)

10.3	Letter Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Gregory Thompson*+	(incorporated by reference from Exhibit 10.10 in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 20, 2015, File No. 001-36372)

10.4	Employment Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Jason Kranack*+	(incorporated by reference from Exhibit 10.11 in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 20, 2015, File No. 001-36372)

10.5	Employment Agreement, dated March 1, 2015, by and between Square 1 Financial, Inc., Square 1 Bank and Frank Tower*+	(incorporated by reference from Exhibit 10.12 in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 20, 2015, File No. 001-36372)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina on May 13, 2015.

Square 1 Financial, Inc.

By:	/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

/s/ Patrick Oakes
Patrick Oakes Executive Vice President and Chief Financial Officer (principal financial and accounting officer)