Form 10-Q
period 2015-06-30
SQUARE 1 FINANCIAL INC
filed 2015-08-12
CIK 1329799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
At July 31, 2015, 29,913,520 shares of the registrant’s common stock ($0.01 par value) were outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Square 1 Financial, Inc.
Interim Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and due from banks	$39,579	$13,650
Interest-bearing deposits in other banks	347,768	72,292
Total cash and cash equivalents	387,347	85,942
Investment in time deposits	1,002	1,251
Investment securities—available for sale, at fair value	1,541,342	1,294,533
Investment securities—held to maturity, at amortized cost	392,872	300,425
Loans, net of unearned income of $8.8 million and $7.9 million	1,516,032	1,346,449
Less allowance for loan losses	(25,037)	(22,906)
Net loans	1,490,995	1,323,543
Premises and equipment, net	4,015	4,026
Deferred income tax assets, net	10,666	9,672
Bank owned life insurance	51,582	50,723
Intangible assets	1,745	1,615
Other receivables	3,500	3,226
Warrant valuation	5,125	4,304
Prepaid expenses	1,779	2,063
Accrued interest receivable and other assets	20,533	13,543
Total assets	$3,912,503	$3,094,866
Liabilities and Shareholders’ Equity
Deposits:
Demand, noninterest-bearing	$2,372,673	$1,851,004
Demand, interest-bearing	100,496	71,598
Money market deposit accounts	1,081,211	837,630
Time deposits	9,384	16,320
Total deposits	3,563,764	2,776,552
Accrued interest payable and other liabilities	22,093	15,610
Total liabilities	3,585,857	2,792,162
Commitments and contingencies (Notes 11 and 16)
Shareholders’ equity:
Common stock, $.01 par value; 70,000,000 and 45,000,000 shares authorized, respectively (Note 9):
Class A common stock, $.01 par value; 26,485,682 shares and 25,487,568 shares issued and outstanding, respectively	265	255
Class B convertible common stock, $.01 par value; 3,395,110 shares issued and outstanding	34	34
Additional paid in capital	256,382	251,597
Accumulated other comprehensive income	8,479	7,404
Retained earnings	61,486	43,414
Total shareholders’ equity	326,646	302,704
Total liabilities and shareholders’ equity	$3,912,503	$3,094,866
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans including fees on loans	$22,207	$17,720	$42,341	$34,123
Investment securities:
Taxable	6,795	5,382	13,693	9,943
Non-taxable	2,463	1,836	4,792	3,608
Federal funds and other short-term investments	128	137	168	201
Total interest income	31,593	25,075	60,994	47,875
Interest expense:
Deposits	193	143	404	273
Borrowings and repurchase agreements	1	—	46	4
Junior subordinated debt	—	56	—	215
Total interest expense	194	199	450	492
Net interest income	31,399	24,876	60,544	47,383
Provision for loan losses	3,758	3,150	9,205	6,114
Net interest income after provision for loan losses	27,641	21,726	51,339	41,269
Noninterest income:
Service charges and fees	1,325	1,126	2,583	2,194
Foreign exchange fees	1,620	1,363	3,338	3,004
Credit card and merchant income	1,100	765	2,121	1,401
Investment impairment	—	—	—	(43)
Net gain on securities	1,025	38	821	47
Letter of credit fees	455	297	697	812
Warrant income	239	21	701	2,216
Gain on sale of loans	592	249	1,398	502
Bank owned life insurance	424	317	859	607
Other	852	2,196	1,326	2,771
Total noninterest income	7,632	6,372	13,844	13,511
Noninterest expense:
Personnel	12,541	10,725	24,768	21,359
Occupancy	880	773	1,703	1,513
Data processing	1,049	918	1,986	1,740
Furniture and equipment	793	660	1,558	1,362
Advertising and promotions	383	342	624	617
Professional fees	1,089	786	1,901	1,387
Telecommunications	286	285	577	545
Travel	285	292	482	458
FDIC assessment	497	347	916	752
Merger-related expenses	792	—	1,004	—
Other	1,712	1,472	3,125	2,450
Total noninterest expense	20,307	16,600	38,644	32,183
Income before income tax expense	14,966	11,498	26,539	22,597
Income tax expense	5,047	3,447	8,467	6,698
Net income	9,919	8,051	18,072	15,899
Dividends on preferred stock	—	1	—	63
Net income available to common shareholders	$9,919	$8,050	$18,072	$15,836
Earnings per share—basic	$0.33	$0.28	$0.61	$0.61
Earnings per share—diluted	$0.33	$0.27	$0.60	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,919	$8,051	$18,072	$15,899
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(2,924)	6,135	1,713	11,454
Less: reclassification adjustment for gains included in net income	(873)	(50)	(638)	(50)
Other comprehensive (loss) income	(3,797)	6,085	1,075	11,404
Comprehensive income	6,122	14,136	19,147	27,303
Dividends on preferred stock	—	1	—	63
Comprehensive income available to common shareholders	$6,122	$14,135	$19,147	$27,240
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)			Common Stock				Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Preferred Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,000	$—	19,699,136	$197	3,912,610	$39	$183,716	$(4,096)	$9,294	$189,150
Issuance of common stock, net issuance costs of $2.3 million	—	—	3,786,810	38	—	—	59,531	—	—	59,569
Stock-based compensation	—	—	—	—	—	—	1,707	—	—	1,707
Conversion of preferred stock	(5,000)	—	500,070	5	—	—	(4)	—	—	1
Conversion of trust preferred securities	—	—	741,500	7	—	—	6,023	—	—	6,030
Dividends on preferred stock	—	—	—	—	—	—	—	—	(63)	(63)
Net income	—	—	—	—	—	—	—	—	15,899	15,899
Unrealized gain on securities net of tax of $3.2 million	—	—	—	—	—	—	—	11,404	—	11,404
Balance at June 30, 2014	—	$—	24,727,516	$247	3,912,610	$39	$250,973	$7,308	$25,130	$283,697

Balance at December 31, 2014	—	$—	25,487,568	$255	3,395,110	$34	$251,597	$7,404	$43,414	$302,704
Issuance of common stock	—	—	998,114	10	—	—	2,564	—	—	2,574
Stock-based compensation	—	—	—	—	—	—	2,221	—	—	2,221
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Conversion of trust preferred securities	—	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	18,072	18,072
Unrealized gain on securities net of tax of $0.7 million	—	—	—	—	—	—	—	1,075	—	1,075
Balance at June 30, 2015	—	$—	26,485,682	$265	3,395,110	$34	$256,382	$8,479	$61,486	$326,646
The accompanying notes are an integral part of these consolidated financial statements.

Square 1 Financial, Inc.
Interim Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended June 30,
	2015	2014
Net income	$18,072	$15,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	465
Amortization on investment securities, net	11,900	8,211
Provision for loan losses	9,205	6,114
Stock-based compensation	2,221	1,707
Gain on sale of securities available for sale	(821)	(47)
Investment impairment	—	43
Deferred income tax provision	(1,674)	(2,299)
Earnings on bank owned life insurance	(859)	(607)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(7,946)	(630)
Accrued interest payable and other liabilities	6,483	1,056
Net cash provided by operating activities	37,212	29,912
Cash flows from investing activities:
Net increase in investment in time deposits	249	—
Purchase of securities available for sale	(411,900)	(229,866)
Purchase of securities held to maturity	(103,951)	(57,373)
Proceeds from calls/maturities of securities available for sale	102,423	69,177
Proceeds from sales of securities available for sale	55,322	2,586
Proceeds from paydowns of securities held to maturity	9,539	—
Net increase in loans	(176,656)	(72,017)
Purchase of bank owned life insurance	—	(2,635)
Purchases of premises and equipment	(619)	(907)
Net cash used in investing activities	(525,593)	(291,035)
Cash flows from financing activities:
Net increase in deposits	787,212	338,438
Net decrease in repurchase agreements	—	(12,737)
Preferred dividends paid	—	(63)
Proceeds from issuance of common stock, net of issuance costs	260	58,758
Issuance of shares under stock-based compensation plan	2,314	635
Net cash provided by financing activities	789,786	385,031
Net change in cash and cash equivalents	301,405	123,908
Cash and cash equivalents at beginning of period	85,942	105,730
Cash and cash equivalents at end of period	$387,347	$229,638
Supplemental statement of cash flow disclosures
Interest paid	$449	$293
Income taxes paid	$7,285	$4,268
Schedule of noncash investing transactions
Conversion of trust preferred securities to common stock	$—	$7,415
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
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
Proposed Merger with PacWest Bancorp
On March 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp ("PacWest"), pursuant to which the Company will merge with and into PacWest, with PacWest as the surviving corporation (the “Merger”). The Merger Agreement also provides that immediately following the Merger, the Bank will merge with and into Pacific Western Bank, a California state-chartered bank and wholly owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive 0.5997 of a share of PacWest common stock. The transaction is currently valued at approximately $867 million. Completion of the Merger is subject to certain customary conditions, including approval by the Company’s shareholders and the receipt of certain required regulatory approvals. The Merger was approved by the Company's shareholders on July 29, 2015. PacWest and Square 1 expect that the Merger will be completed during the fourth quarter of 2015. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the Merger being completed at a different time or not at all. The Company recorded $0.8 million and $1.0 million, respectively, in merger-related expenses during the three and six months ended June 30, 2015.
Basis of Presentation
These unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in the notes to the audited financial statements for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), as filed with the Securities and Exchange Commission ("SEC") on March 20, 2015. These unaudited interim consolidated financial statements have also been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the SEC, and as such certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2014 and notes thereto included in the 2014 Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. Credit card and merchant income, previously included in service charges and fees, is presented separately and income from loan documentation fees, previously presented separately, is included in other noninterest income. The amount of foreign exchange clearing, previously presented in other assets, changes daily based on transactions and is presented in cash and due from banks. Merger-related expenses previously included in Other noninterest expenses in the quarterly report for the period ending March 31, 2015 is presented separately.

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
Square 1 Venture 1, L.P.-The Company owns approximately a 2% partnership interest in Square 1 Venture 1, L.P., which was formed for the primary purpose of sponsoring a fund of funds. The Company has determined that Square 1 Venture 1, L.P. is not a VIE for all periods presented; accordingly, Square 1 Venture 1, L.P. is not consolidated with the Company. The Company accounts for the investment in Square 1 Venture 1, L.P. using the equity method of accounting. For the three and six months ended June 30, 2015, gains of $0.1 million were recognized. For the three and six months ended June 30, 2014, gains of $0.7 million were recognized. The fair value of the investment at June 30, 2015 and December 31, 2014 was $1.6 million and $1.5 million, respectively, and is included in other assets on the balance sheet.
On April 1, 2014, Square 1 Ventures, LLC transferred the contract for the management of Square 1 Venture 1, L.P. to Industry Ventures, a fund-of-funds manager in San Francisco, CA. In connection with this transfer, the Company recorded a gain of $0.5 million. The impact of the sale of the management contract has not had an ongoing material impact to the Company's results of operations or financial condition.
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
Cash and Cash Equivalents
Cash and cash equivalents include noninterest-earning and interest-earning deposits at other institutions, federal funds sold and other short term investments. Generally, federal funds are purchased and sold for one-day periods. At times, the Bank places deposits with high credit-quality financial institutions in amounts which may be in excess of federally insured limits. The Bank is required to maintain reserve and clearing balances with the Federal Reserve Bank. Accordingly, the Bank has amounts restricted for this purpose of $24.2 million and $19.8 million in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively.

2.	NEW ACCOUNTING STANDARDS
In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the guidance in ASU 2015-07, investments for which fair value is measured using the net asset value per share practical expedient will no longer be categorized within the fair value hierarchy levels, but will be presented as a reconciling line item. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 also eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value by limiting those disclosure requirements to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for the Company for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-07 must be applied retrospectively for all periods presented. The Company is currently assessing the impacts of adopting ASU 2015-07.
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

The following tables summarize the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$159,264	$243	$(6)	$159,501
Agency direct obligations	30,323	112	—	30,435
SBA pools	162,014	2,606	(46)	164,574
Agency MBS	666,405	9,871	(1,991)	674,285
Municipal bonds	97,417	1,782	(268)	98,931
Corporates	117,397	3,243	(15)	120,625
Non-agency MBS	185,662	1,018	(1,567)	185,113
Other ABS	107,495	233	(754)	106,974
Equity securities	1,099	—	(195)	904
Total	$1,527,076	$19,108	$(4,842)	$1,541,342
Held to maturity securities:
Agency MBS	$102,368	$1,991	$(2,481)	$101,878
Municipal bonds	230,582	5,752	(2,540)	233,794
Corporates	59,922	341	(3,120)	57,143
Total	$392,872	$8,084	$(8,141)	$392,815

(in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. treasuries	$29,604	$44	$(7)	$29,641
Agency direct obligations	30,536	95	—	30,631
SBA pools	177,982	2,145	(305)	179,822
Agency MBS	606,677	9,360	(1,115)	614,922
Municipal bonds	96,016	2,477	(3)	98,490
Corporates	117,025	1,732	(398)	118,359
Non-agency MBS	173,322	1,237	(1,460)	173,099
Other ABS	48,450	25	(854)	47,621
Equity securities	2,422	17	(491)	1,948
Total	$1,282,034	$17,132	$(4,633)	$1,294,533
Held to maturity securities:
Agency MBS	$58,851	$1,015	$(107)	$59,759
Municipal bonds	181,567	9,187	(445)	190,309
Corporates	60,007	32	(3,701)	56,338
Total	$300,425	$10,234	$(4,253)	$306,406
Investment securities with a fair value of $335.5 million and $285.7 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure customer repurchase agreements and to secure prospective borrowing capacities at the Company's correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank of Atlanta.
At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder's equity.

The proceeds from sales and calls of securities and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Proceeds	$95,671	$41,554	$157,745	71,763
Gross gains	1,184	100	1,296	109
Gross losses	159	62	475	62
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. Investment securities contained in the table are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. treasuries	$19,522	$(6)	$—	$—	$19,522	$(6)
SBA pools	8,167	(46)	$3,483	—	11,650	(46)
Agency MBS	120,677	(1,523)	21,699	(468)	142,376	(1,991)
Municipal bonds	15,410	(268)	—	—	15,410	(268)
Corporates	—	—	5,005	(15)	5,005	(15)
Non-agency MBS	71,196	(888)	26,823	(679)	98,019	(1,567)
Other ABS	35,830	(232)	3,349	(522)	39,179	(754)
Equity securities	904	(195)	—	—	904	(195)
Total	$271,706	$(3,158)	$60,359	$(1,684)	$332,065	$(4,842)
Held to maturity securities:
Agency MBS	$49,421	$(2,346)	$2,401	$(135)	$51,822	$(2,481)
Municipal bonds	84,251	(2,176)	8,755	(364)	93,006	(2,540)
Corporates	29,436	(1,254)	6,420	(1,866)	35,856	(3,120)
Total	$163,108	$(5,776)	$17,576	$(2,365)	$180,684	$(8,141)

(in thousands)	December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. treasuries	$9,895	$(7)	$—	$—	$9,895	$(7)
SBA pools	34,287	(296)	4,186	(9)	38,473	(305)
Agency MBS	128,717	(889)	17,935	(226)	146,652	(1,115)
Municipal bonds	1,671	(3)	—	—	1,671	(3)
Corporates	24,140	(398)	—	—	24,140	(398)
Non-agency MBS	61,284	(637)	21,558	(823)	82,842	(1,460)
Other ABS	37,527	(146)	4,708	(708)	42,235	(854)
Equity securities	1,859	(491)	—	—	1,859	(491)
Total	$299,380	$(2,867)	$48,387	$(1,766)	$347,767	$(4,633)
Held to maturity securities:
Agency MBS	$—	$—	$5,856	$(107)	$5,856	$(107)
Municipal bonds	10,657	(116)	12,688	(329)	23,345	(445)
Corporates	40,959	(1,846)	6,420	(1,855)	47,379	(3,701)
Total	$51,616	$(1,962)	$24,964	$(2,291)	$76,580	$(4,253)
At June 30, 2015, there were a total of 52 available for sale securities that were in an unrealized loss position, of which 24 investments had fair values less than their amortized cost for a period of time greater than 12 months. At December 31, 2014, there were a total of 78 available for sale securities that were in an unrealized loss position, of which 24 investments had fair values less than their amortized cost for a period of time greater than 12 months. At June 30, 2015, the fair value of equity securities included $0.1 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $0.8 million in other equity securities. At December 31, 2014, the fair value of equity securities included $0.9 million in equity securities obtained from the exercise of equity warrants, which the Company intends to monetize upon removal of all sale restrictions, and $1.0 million in other equity securities.
The Company performs extensive ongoing evaluations of the investment portfolio at the individual security level, including market valuations and impairment analyses. The Company had recorded no impairment for the three months ended June 30, 2015 and 2014. The Company had recorded no impairment for the six months ended June 30, 2015 and $43 thousand of impairment on certain mortgage-related securities for the six months ended June 30, 2014. The Company deemed these securities permanently impaired and unlikely to receive full principal, even if the investments were held to maturity. The Company believes the remainder of the investment portfolio, based on the evaluation performed, will be paid in full and that any temporary impairment will be fully recoverable prior to or at maturity. The Company has the ability and intent to hold the investment securities until forecasted recovery of fair value or until maturity.

The amortized cost of debt securities at June 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	June 30, 2015
	Total Amortized Cost	Less than One Year Amortized Cost	After One Year to Five Years Amortized Cost	After Five Years to Ten Years Amortized Cost	After Ten Years Amortized Cost
Available for sale securities:
Contractual maturity
U.S. treasuries	$159,264	$—	$159,264	$—	$—
Agency direct obligations	30,323	20,272	10,051	—	—
SBA pools	162,014	—	4,136	82,765	75,113
Agency MBS	666,405	—	2,398	29,622	634,385
Municipal bonds	97,417	—	—	15,185	82,232
Corporates	117,397	13,928	41,843	12,954	48,672
Non-agency MBS	185,662	—	701	7,417	177,544
Other ABS	107,495	3,516	36,755	26,387	40,837
Total	$1,525,977	$37,716	$255,148	$174,330	$1,058,783
Held to maturity securities:
Contractual maturity
Agency MBS	$102,368	$—	$—	$—	$102,368
Municipal bonds	230,582	—	—	18,295	212,287
Corporates	59,922	—	—	—	59,922
Total	$392,872	$—	$—	$18,295	$374,577
There were no transfers between the available for sale portfolio and the held to maturity portfolio for the three and six months ended June 30, 2015 and 2014.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans
The composition of loans, net of unearned income, broken out by portfolio segment at June 30, 2015 and December 31, 2014, are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commercial loans:
Technology	$739,016	$631,979
Life sciences	307,240	274,057
Asset-based loans	143,204	177,701
Venture capital/private equity	216,268	169,143
SBA and USDA	36,926	35,609
Other	14,062	6,854
Total commercial loans	1,456,716	1,295,343
Real estate loans:
SBA and USDA	37,995	36,978
Total real estate loans	37,995	36,978
Construction loans:
SBA and USDA	6,752	4,035
Total construction loans	6,752	4,035
Credit cards	23,379	17,980
Less unearned income, net	(8,810)	(7,887)
Total loans, net of unearned income	$1,516,032	$1,346,449
The Bank makes loans under the Small Business Administration (SBA) and United States Department of Agriculture (USDA) programs. At June 30, 2015 and December 31, 2014, the outstanding balances of these loans being serviced were $142.5 million and $135.3 million, respectively. The SBA/USDA guaranteed portions of five and seven of these loans were sold to the secondary market during the six months ended June 30, 2015 and 2014, respectively. The cumulative outstanding sold balance at June 30, 2015 and December 31, 2014, was $57.5 million and $57.2 million, respectively.
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

Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses during the three and six months ended June 30, 2015 and 2014, broken out by portfolio segment:

(in thousands)	Three Months Ended June 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$12,714	$1,630	$6	$3,369	$14,459
Life sciences	4,581	600	—	(73)	3,908
Asset-based loans	3,025	938	—	74	2,161
Venture capital/private equity	331	—	—	43	374
SBA and USDA	534	26	1	113	622
Other	2,474	246	—	291	2,519
Total commercial loans	23,659	3,440	7	3,817	24,043
Real estate loans:
SBA and USDA	826	27	—	(100)	699
Total real estate loans	826	27	—	(100)	699
Construction:
SBA and USDA	49	—	—	12	61
Total construction loans	49	—	—	12	61
Credit cards	205	—	—	29	234
Total loans	$24,739	$3,467	$7	$3,758	$25,037

(in thousands)	Three Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,233	$332	$53	$426	$13,380
Life sciences	3,403	409	—	2,180	5,174
Asset-based loans	877	—	—	486	1,363
Venture capital/private equity	106	—	—	37	143
SBA and USDA	557	—	—	57	614
Other	9	—	—	2	11
Total commercial loans	18,185	741	53	3,188	20,685
Real estate loans:
SBA and USDA	703	—	—	(1)	702
Total real estate loans	703	—	—	(1)	702
Construction:
SBA and USDA	57	—	—	(38)	19
Total construction loans	57	—	—	(38)	19
Credit cards	149	—	—	1	150
Total loans	$19,094	$741	$53	$3,150	$21,556

(in thousands)	Six Months Ended June 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$11,904	$3,691	$392	$5,854	$14,459
Life sciences	3,657	1,961	—	2,212	3,908
Asset based loans	3,364	938	—	(265)	2,161
Venture capital/private equity	250	—	—	124	374
SBA and USDA	622	64	1	63	622
Other	1,576	246	—	1,189	2,519
Total commercial loans	21,373	6,900	393	9,177	24,043
Real estate loans:
SBA and USDA	1,310	567	—	(44)	699
Total real estate loans	1,310	567	—	(44)	699
Construction:
SBA and USDA	43	—	—	18	61
Total construction loans	43	—	—	18	61
Credit cards	180	—	—	54	234
Total loans	$22,906	$7,467	$393	$9,205	$25,037

(in thousands)	Six Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provision (Benefit)	Ending Balance
Commercial loans
Technology	$13,609	$2,166	$156	1,781	$13,380
Life sciences	1,971	409	—	3,612	5,174
Asset based loans	684	—	—	679	1,363
Venture capital/private equity	197	—	—	(54)	143
SBA and USDA	627	128	—	115	614
Other	2	—	—	9	11
Total commercial loans	17,090	2,703	156	6,142	20,685
Real estate loans:
SBA and USDA	1,163	390	—	(71)	702
Total real estate loans	1,163	390	—	(71)	702
Construction:
SBA and USDA	10	—	—	9	19
Total construction loans	10	—	—	9	19
Credit cards	116	—	—	34	150
Total loans	$18,379	$3,093	$156	$6,114	$21,556

The following tables summarize the allowance for loan losses individually and collectively evaluated for impairment at June 30, 2015 and December 31, 2014, broken out by portfolio segment:

(in thousands)	June 30, 2015
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$5,385	$9,074
Life sciences	313	3,595
Asset based loans	—	2,161
Venture capital/private equity	—	374
SBA and USDA	—	622
Other	2,467	52
Total commercial loans	8,165	15,878
Real estate loans:
SBA and USDA	18	681
Total real estate loans	18	681
Construction:
SBA and USDA	—	61
Total construction loans	—	61
Credit cards	—	234
Total loans	$8,183	$16,854

(in thousands)	December 31, 2014
	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans
Technology	$4,523	$7,381
Life sciences	1,181	2,476
Asset based loans	280	3,084
Venture capital/private equity	—	250
SBA and USDA	46	576
Other	1,564	12
Total commercial loans	7,594	13,779
Real estate loans:
SBA and USDA	510	800
Total real estate loans	510	800
Construction:
SBA and USDA	—	43
Total construction loans	—	43
Credit cards	—	180
Total loans	$8,104	$14,802

Credit Quality
The following table summarizes the aging of gross loans, broken out by portfolio segment, at June 30, 2015 and December 31, 2014. See Note 2 to the Consolidated Financial Statements in the Company's 2014 Form 10-K for a discussion of credit quality indicators.

(in thousands)	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$2,381	$2,289	$1,200	$5,870	$733,146	$739,016	$—
Life sciences	—	—	—	—	307,240	307,240	—
Asset-based loans	—	—	—	—	143,204	143,204	—
Venture capital/private equity	—	—	—	—	216,268	216,268	—
SBA and USDA	—	—	539	539	36,387	36,926	—
Other	—	—	—	—	14,062	14,062	—
Total commercial loans	2,381	2,289	1,739	6,409	1,450,307	1,456,716	—
Real estate loans:
SBA and USDA	—	385	1,754	2,139	35,856	37,995	—
Total real estate loans	—	385	1,754	2,139	35,856	37,995	—
Construction loans:
SBA and USDA	—	—	—	—	6,752	6,752	—
Total construction loans	—	—	—	—	6,752	6,752	—
Credit cards	—	—	—	—	23,379	23,379	—
Total loans, gross	$2,381	$2,674	$3,493	$8,548	$1,516,294	$1,524,842	$—

(in thousands)	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans Past Due	Current	Total Loans	Loans 90+ Days Past Due Still Accruing
Commercial loans:
Technology	$—	$—	$—	$—	$631,979	$631,979	$—
Life sciences	—	—	—	—	274,057	274,057	—
Asset-based loans	—	—	—	—	177,701	177,701	—
Venture capital/private equity	—	—	—	—	169,143	169,143	—
SBA and USDA	—	—	175	175	35,434	35,609	—
Other	3,245	—	—	3,245	3,609	6,854	—
Total commercial loans	3,245	—	175	3,420	1,291,923	1,295,343	—
Real estate loans:
SBA and USDA	—	—	408	408	36,570	36,978	—
Total real estate loans	—	—	408	408	36,570	36,978	—
Construction loans:
SBA and USDA	—	—	—	—	4,035	4,035	—
Total construction loans	—	—	—	—	4,035	4,035	—
Credit cards	—	—	—	—	17,980	17,980	—
Total loans, gross	$3,245	$—	$583	$3,828	$1,350,508	$1,354,336	$—

The following tables summarize impaired loans as they relate to allowance for loan losses, broken out by portfolio segment, at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$5,385	$8,792	$1,200	$9,992	$10,507
Life Sciences	313	1,911	—	1,911	1,976
SBA and USDA	—	—	539	539	611
Other	2,467	3,343	—	3,343	3,409
Total commercial loans	8,165	14,046	1,739	15,785	16,503
Real estate loans:
SBA and USDA	18	385	1,767	2,152	2,745
Total real estate loans	18	385	1,767	2,152	2,745
Total loans, gross	$8,183	$14,431	$3,506	$17,937	$19,248

(in thousands)	December 31, 2014
	Allowance for loan losses related to impaired loans	Impaired loans with related allowance for loan losses	Impaired loans with no related allowance for loan losses	Recorded investment in impaired loans	Total of unpaid principal of impaired loans

Commercial loans:
Technology	$4,523	$8,757	$730	$9,487	$10,398
Life Sciences	1,181	2,511	—	2,511	4,140
Asset-based loans	280	570	—	570	570
SBA and USDA	46	175	—	175	183
Other	1,564	3,245	—	3,245	3,261
Total commercial loans	7,594	15,258	730	15,988	18,552
Real estate loans:
SBA and USDA	510	1,251	—	1,251	1,261
Total real estate loans	510	1,251	—	1,251	1,261
Total loans, gross	$8,104	$16,509	$730	$17,239	$19,813

The following table summarizes average impaired loans, broken out by portfolio segment, during the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended June 30,
	2015		2014
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial loans:
Technology	$13,620	$—	$8,159	$—
Life sciences	2,311	—	2,214	—
Asset-based loans	334	—	—	—
SBA and USDA	550	—	624	—
Other	3,337	—	—	—
Total commercial loans	20,152	—	10,997	—
Real estate loans:
SBA and USDA	2,872	—	1,283	—
Total real estate loans	2,872	—	1,283	—
Credit cards	—	—	—	—
Total loans, gross	$23,024	$—	$12,280	$—

(in thousands)	Six Months Ended June 30,
	2015		2014
	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial loans:
Technology	$9,008	$—	$7,572	$—
Life sciences	1,746	—	1,375	—
Asset-based loans	312	—	—	—
SBA and USDA	301	—	717	—
Other	2,882	—	—	—
Total commercial loans	14,249	—	9,664	—
Real estate loans:
SBA and USDA	1,465	—	1,283	—
Total real estate loans	1,465	—	1,283	—
Credit cards	—	—	10	—
Total loans, gross	$15,714	$—	$10,957	$—

The following table summarizes the credit quality indicators, broken out by portfolio segment, at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$693,726	$35,298	$9,992	$739,016
Life sciences	293,746	11,583	1,911	307,240
Asset-based loans	128,946	14,258	—	143,204
Venture capital/private equity	216,268	—	—	216,268
SBA and USDA	32,175	4,212	539	36,926
Other	10,719	—	3,343	14,062
Total commercial loans	1,375,580	65,351	15,785	1,456,716
Real estate loans:
SBA and USDA	35,843	—	2,152	37,995
Total real estate loans	35,843	—	2,152	37,995
Construction loans:
SBA and USDA	6,752	—	—	6,752
Total construction loans	6,752	—	—	6,752
Credit cards	23,379	—	—	23,379
Total loans, gross	$1,441,554	$65,351	$17,937	$1,524,842

(in thousands)	December 31, 2014
	Pass	Performing (Criticized)	Impaired	Total

Commercial loans:
Technology	$575,483	$47,009	$9,487	$631,979
Life sciences	257,143	14,403	2,511	274,057
Asset-based loans	160,558	16,573	570	177,701
Venture capital/private equity	169,143	—	—	169,143
SBA and USDA	35,040	394	175	35,609
Other	3,609	—	3,245	6,854
Total commercial loans	1,200,976	78,379	15,988	1,295,343
Real estate loans:
SBA and USDA	29,613	6,114	1,251	36,978
Total real estate loans	29,613	6,114	1,251	36,978
Construction loans:
SBA and USDA	4,035	—	—	4,035
Total construction loans	4,035	—	—	4,035
Credit cards	17,980	—	—	17,980
Total loans, gross	$1,252,604	$84,493	$17,239	$1,354,336
Troubled debt restructurings (“TDRs”)
Uncollateralized loans are measured for impairment based on the present value of expected future cash flows, discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The following table summarizes the Company's loans classified as TDRs, broken out by portfolio segment, during the three and six months ended June 30, 2015:

(dollars in thousands)	Three Months Ended June 30, 2015
	Modifications			TDRs That Subsequently Defaulted
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	—	$—	$—	—	$—
Life Sciences	—	—	—	1	600
Other	1	3,343	3,343	—	—
Total commercial loans	1	3,343	3,343	1	600
Total loans, gross	1	$3,343	$3,343	1	$600

(dollars in thousands)	Six Months Ended June 30, 2015
	Modifications			TDRs That Subsequently Defaulted
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Commercial loans:
Technology	—	$—	$—	1	$366
Life Sciences	—	—	—	1	600
Other	1	3,343	3,343	—	—
Total commercial loans	1	3,343	3,343	2	966
Total loans, gross	1	3,343	3,343	2	966
The loan identified as a TDR during the three and six months ended June 30, 2015, was restructured to defer interest payments. The loan is considered a nonperforming loan and, as such, was individually considered for allowance for loan losses calculations. There were no modifications of TDRs during the three and six months ended June 30, 2014.
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

The Company's finite-lived intangible assets at June 30, 2015 and December 31, 2014, are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Non-compete agreements	$210	$210
Existing customer relationships	590	590
Total gross carrying amounts	800	800
Accumulated amortization - non-compete agreements	(210)	(210)
Accumulated amortization - existing customer relationships	(295)	(197)
Total accumulated amortization	(505)	(407)
Total intangible assets subject to amortization, net	$295	$393
Amortization expense, net of tax for the three and six months ended June 30, 2015, amounted to $30 thousand and $62 thousand, respectively. Amortization expense, net of tax for the three and six months ended June 30, 2014, amounted to $62 thousand and $125 thousand, respectively. Amortization expense, net of tax is included in other noninterest expense on the accompanying consolidated statements of income.
The following table shows the expected amortization for the next five years for intangible assets at June 30, 2015:

(in thousands)
2015	99
2016	196
$295

6.	DEPOSITS
Time deposits in denominations of $100,000 or more were approximately $9.2 million and $16.0 million at June 30, 2015 and December 31, 2014, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $3 thousand and $8 thousand for the three and six months ended June 30, 2015, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $16 thousand and $30 thousand for the three and six months ended June 30, 2014, respectively. At June 30, 2015, time deposits scheduled to mature on or before June 30, 2016, totaled $8.2 million. The remaining $1.0 million is scheduled to mature in 2017. At June 30, 2015 and December 31, 2014, the aggregate amount of overdrawn demand deposits reclassified to loans was $0.1 million and $0.9 million, respectively.

7.	REPURCHASE AGREEMENTS AND REVERSE REPURCHASE AGREEMENTS
Securities purchased under agreements to resell generally mature within one to four days from the transaction date. The Company had no reverse repurchase agreements outstanding at June 30, 2015 or December 31, 2014.
Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company had no repurchase agreements outstanding at June 30, 2015 or December 31, 2014.

8.	BORROWINGS
The Company may purchase federal funds through unsecured federal funds lines of credit totaling $60.0 million. These lines of credit are intended for short-term borrowings and are subject to restrictions limiting the frequency and terms of advances. These lines of credit are payable on demand and bear interest based upon the daily federal funds rate. The Company also has the ability to utilize short-term borrowings from the Federal Reserve Bank with interest based upon the Federal Reserve US Primary Credit Discount Rate. This $83.4 million line is secured by loans and investment securities. There were no outstanding borrowings for these lines at June 30, 2015 and December 31, 2014.

In addition, the Company has the ability to borrow longer term from the Federal Home Loan Bank ("FHLB"), with a $250.4 million line of credit available. The rate on these advances varies based on borrowing terms. Advances from this line of credit must be adequately collateralized with securities. There were no outstanding borrowings for this line at June 30, 2015 and December 31, 2014.
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
In 2014, the Company notified the holders of all trust preferred securities of its intent to redeem such securities as of June 30, 2014. All outstanding trust preferred securities were converted by the holders into shares of Company common stock prior to that date and the Trust was dissolved. During the three and six months ended June 30, 2014, investors converted $3.7 million and $7.4 million, respectively, of the outstanding convertible trust preferred securities into 366,500 Class A common shares and 741,500 Class A common shares, respectively, at $10.00 per share. For the three and six months ended June 30, 2014, interest expense on the trust preferred securities was $56 thousand and $215 thousand, respectively.

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
Issuances of Common Stock
During the three months ended June 30, 2015 and 2014, the Company issued 3,139 shares and 2,290 shares, respectively, of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 93,925 shares and 78,600 shares, respectively, of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan. During the six months ended June 30, 2015 and 2014, the Company issued 49,600 shares and 42,330 shares, respectively, of common stock related to vesting of restricted stock units issued under the Company's stock-based incentive compensation plan, and issued 319,078 shares and 118,730 shares, respectively, of common stock related to the exercise of stock options issued under the stock-based incentive compensation plan.
In 2005, the Company's organizers received warrants to purchase one additional share of common stock for every share of common stock purchased. These warrants expire 10 years after issuance. At June 30, 2015 and December 31, 2014, there were 4,000 warrants and 30,000 warrants outstanding, respectively, with an exercise price of $10.00 per share. During the three and six months ended June 30, 2015, the Company issued 26,000 shares of common stock related to the exercise of a portion of the outstanding warrants. During the three and six months ended June 30, 2014, the Company issued 28,000 shares and 32,000 shares of common stock related to the exercise of a portion of the outstanding warrants.
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
During the three and six months ended June 30, 2014, the Company issued shares of its Class A common stock in connection with the conversion of the outstanding convertible trust preferred securities into common shares (see Note 8).
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
Basic and diluted earnings per common share are calculated as follows:

	(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
	Basic:
	Net income	$9,919	$8,051	$18,072	$15,899
Less:	dividends on preferred stock	—	1	—	63
	Net income attributable to common shares	9,919	8,050	18,072	15,836
	Basic weighted-average common shares outstanding	29,825	28,333	29,549	26,042
	Earnings per share—basic	$0.33	$0.28	$0.61	$0.61
	Diluted:
	Net income attributable to common shares	$9,919	$8,050	$18,072	$15,836
Plus:	dividends on preferred stock	—	1	—	63
	convertible trust preferred securities	—	39	—	148
	Net income attributable to common shares after assumed conversions	9,919	8,090	18,072	16,047
	Basic weighted-average common shares outstanding	29,825	28,333	29,549	26,042
	Effect of dilutive stock options and warrants	670	1,331	842	1,711
	Diluted weighted-average common shares outstanding	30,495	29,664	30,391	27,753
	Earnings per share—diluted	$0.33	$0.27	$0.60	$0.58
Accumulated Other Comprehensive Income (Loss)
The Company’s only components of accumulated other comprehensive income (loss) relate to unrealized gains and losses on available for sale securities and their related tax effects. Reclassification adjustments out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Reclassification adjustment for gains included in net income	Net gain (loss) on securities	$(1,396)	$(80)	$(1,021)	$(80)
Related tax expense	Income tax expense	523	30	383	30
Reclassification adjustment for gains included in net income, net of tax		$(873)	$(50)	$(638)	$(50)

10.	INCOME TAXES
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 30, 2015 and December 31, 2014, the Company did not record a liability for uncertain tax positions because no material positions existed.
The Company classifies tax related interest and penalties as a component of income taxes. Interest and penalties for all periods presented were immaterial.

11.	REGULATORY MATTERS AND RESTRICTIONS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth in the table below. Management believes that at June 30, 2015, the Company and the Bank met all capital requirements to which they are subject and are “well-capitalized”.
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
The Company’s actual capital amounts and ratios at June 30, 2015 and December 31, 2014, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
COMPANY	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total risk-based capital ratio	$344,658	13.12%	$210,097	8.00%	$262,621	10.00%
Tier 1 risk-based capital ratio	317,608	12.09	157,572	6.00	210,097	8.00
Common equity Tier 1 capital ratio	317,608	12.09	118,179	4.50	170,703	6.50
Tier 1 leverage ratio	317,608	9.07	140,118	4.00	175,148	5.00
December 31, 2014
Total risk-based capital ratio	$318,344	14.95%	$170,340	8.00%	$212,925	10.00%
Tier 1 risk-based capital ratio	294,441	13.83	85,170	4.00	127,755	6.00
Tier 1 leverage ratio	294,441	9.71	121,289	4.00	151,611	5.00

The Bank’s actual capital amounts and ratios at June 30, 2015 and December 31, 2014, and the minimum capital requirements, are presented in the following table:

(dollars in thousands)
	Minimum Requirements to be:
BANK	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total risk-based capital ratio	$335,229	12.82%	$209,186	8.00%	$261,483	10.00%
Tier 1 risk-based capital ratio	308,179	11.79	156,890	6.00	209,186	8.00
Common equity Tier 1 capital ratio	308,179	11.79	117,667	4.50	169,964	6.50
Tier 1 leverage ratio	308,179	8.82	139,787	4.00	174,733	5.00
December 31, 2014
Total risk-based capital ratio	$309,928	14.61%	$169,752	8.00%	$212,190	10.00%
Tier 1 risk-based capital ratio	286,025	13.48	84,876	4.00	127,314	6.00
Tier 1 leverage ratio	286,025	9.44	121,186	4.00	151,483	5.00

12.	RETIREMENT PLAN
The Company approved in January 2006 the establishment of an employee benefit plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees. The Plan includes provisions for discretionary employee contributions, subject to limitation under the Internal Revenue Code. Under the Plan, employees may contribute up to an annual maximum as determined by the Internal Revenue Code. During 2015 and 2014, the Company matched 100% of the first 3% of employee contributions and 50% on contributions between 3-5%. The expense related to the plan for the three and six months ended June 30, 2015 amounted to $0.3 million and $0.7 million, respectively. The expense related to the plan for the three and six months ended June 30, 2014 amounted to $0.2 million and $0.6 million, respectively.

13.	STOCK-BASED COMPENSATION PLAN
The Company maintains a stock-based incentive compensation plan covering certain officers, directors and employees. Grants of options are made by the Compensation Committee of the Board of Directors. Excluding minimal exceptions, all grants must be at no less than fair market value on the date of grant, must be exercised no later than seven years from the date of grant, and may be subject to some vesting provisions. Grants generally vest over five years from the date of grant. The 2009 Stock Incentive Plan, as amended, provides for the issuance of up to 2,820,542 restricted stock units and options to purchase shares of the Company’s stock. At June 30, 2015, 932,818 shares of common stock remained available for future issuance through stock options or restricted stock units.

The following table presents a rollforward of the Company’s stock options outstanding during the six months ended June 30, 2015:

			Weighted Average Remaining Contractual Life in Years
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,175,675	$6.12	3.37
Granted	—	—
Exercised	(325,986)	6.07
Forfeited	(660)	6.00
Outstanding at end of period	849,029	$6.14	3.97
Options exercisable at period end	533,319	$6.07	3.94
The following table provides information for restricted stock units issued under the stock-based incentive compensation plan during the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	376,372	$10.01
Granted	101,548	26.22
Vested	(70,210)	17.01
Forfeited	(13,626)	9.83
Nonvested at end of period	394,084	$12.94
The Company’s pre-tax compensation cost for stock-based employee compensation was $0.9 million and $2.2 million, respectively, for the three and six months ended June 30, 2015. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.7 million and $1.7 million, respectively, for the three and six months ended June 30, 2014. At June 30, 2015, there was $4.2 million of unrecognized compensation cost related to non-vested stock-based compensation under this plan to be recognized over five years.

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
ASC 815 Derivatives and Hedging requires that all derivative instruments be recorded on the balance sheet at fair value. Equity warrants with net share settlement provisions are considered derivatives. The Company's equity warrants portfolio is primarily comprised of holdings in non-public companies and the Company’s practice generally is to monetize its positions as soon as a liquidity event occurs. Often there is a lock-up period requiring the Company to hold its equity position in a publicly traded security until the expiration of the lock-up period. The Company estimates the initial fair value of non-public company equity warrants using a Black-Scholes option pricing model to approximate fair market value. The model estimates market value for each warrant based on the most recent equity offering at the time of issuance, the warrant specific exercise price, the warrant’s expected life, a risk-free interest rate based on a duration matched U.S. Treasury rate and volatility factors derived from indices of comparable publicly traded companies. On a monthly basis, the Company adjusts the value of equity warrants in non-public companies using a Black-Scholes model to approximate fair market value based on changes to the risk-free interest rate, the volatility rate and the warrant’s expected life.
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
The grant date fair values of equity warrants received in connection with extending loan commitments are considered to be loan fees and are recognized over the life of the loan commitment as an adjustment to loan yield through loan interest income. At June 30, 2015 and December 31, 2014, unearned income on loans included $2.2 million and $2.0 million, respectively, related to the initial valuation of equity warrant assets. For the three and six months ended June 30, 2015, the Company recognized $0.6 million and $1.0 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets. For the three and six months ended June 30, 2014, the Company recognized $0.3 million and $0.6 million, respectively, in income from the amortization of loan fees related to the initial valuation of equity warrant assets.
Warrants held, which amounted to $5.1 million and $4.3 million in 484 and 461 companies at June 30, 2015 and December 31, 2014, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At June 30, 2015, included in the $5.1 million in equity warrant assets in 484 companies are $0.6 million of equity warrant assets held in nine publicly traded companies. At December 31, 2014, included in the $4.3 million in equity warrant assets in 461 companies are $0.2 million of equity warrant assets held in six publicly traded companies.
During the three months ended June 30, 2015, the Company did not exercise any warrants for equity securities. During the three months ended June 30, 2015, the Company monetized equity securities for $0.1 million in proceeds following the expiration of their applicable lock-up periods. These equity securities had an initial value of $0.1 million. The Company had obtained these equity securities through the exercise of warrants in two public companies.
During the six months ended June 30, 2015, the Company exercised warrants with a total value of $33 thousand and received equity securities in one publicly traded company. During the six months ended June 30, 2015, the Company monetized equity securities for $0.9 million in proceeds following the expiration of their applicable lock-up periods. These equity securities had an initial value of $1.2 million and the Company recognized a loss of $0.3 million. The Company had obtained these equity securities through the exercise of warrants in four public companies.
During the three and six months ended June 30, 2014, the Company exercised warrants with a total value of $1.4 million and received equity securities in four publicly traded companies of which one was monetized for $0.3 million. During the three and six months ended June 30, 2014, the Company exited $0.8 million in warrants in one publicly traded company and $0.8 million in warrants in warrants in three publicly traded companies, respectively.
At June 30, 2015 and December 31, 2014, the fair value of equity securities included in investments obtained through the exercise of warrants and still held was $0.1 million and $0.9 million, respectively (see Note 3).

The following table presents gains and losses on equity warrant exercises and the number of companies on which warrants were exercised, broken out by stage of emerging companies:

(in thousands except number of companies)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity warrant assets:
Gains:
Early stage	$60	$889	$206	$1,030
Expansion stage	90	1,144	197	1,534
Late stage	10	127	496	454
Total gains on exercise of equity warrant assets	160	2,160	899	3,018
Losses:
Expansion stage	—	(2)	—	(2)
Late stage	(4)	—	(4)	—
Total losses on exercise of equity warrant assets (1)	(4)	(2)	(4)	(2)
Net gains on exercise of equity warrant assets	156	2,158	895	3,016
Non-monetized write off of warrant assets	(66)	(97)	(125)	(176)
Net realized gains on equity warrants	90	2,061	770	2,840
Change in fair value of equity warrant assets	149	(2,040)	(69)	(624)
Warrant income	$239	$21	$701	$2,216

Number of companies on which warrant gains were realized:
Early stage	4	6	9	11
Expansion stage	8	12	14	17
Late stage	1	2	6	5
Total number of companies	13	20	29	33
(1) Realized warrant losses for the three and six months ended June 30, 2015 related to one late stage company. Realized warrant losses for the three and six months ended June 30, 2014 related to one expansion stage company.

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

The following tables present quantitative information about Level 3 fair value measurements:

(dollars in thousands)	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Corporates	$3,011	Sensitivity analyses	Indicative pricing	(1)
Non-agency MBS	185,113	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	106,974	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	5,125	Modified Black-Scholes option pricing model	Volatility	19.5% - 127.2% (2)
			Risk-free interest rate	0.6% - 1.2% (2)
			Remaining life assumption	21.8% - 50.8% (2)
Servicing asset	1,450	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	4,232	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(dollars in thousands)	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range
Available for sale securities:
Non-agency MBS	$173,099	Volatility-driven, multi-dimensional spread tables, optional adjusted spread model and prepayment model	Indicative pricing	(1)
			Collateral performance	(1)
Other ABS	47,621	Multi-dimensional, collateral specific spread tables	Indicative pricing	(1)
			Collateral performance	(1)
Warrants	4,304	Modified Black-Scholes option pricing model	Volatility	20.2% - 67.0% (2)
			Risk-free interest rate	1.2% - 1.5% (2)
			Remaining life assumption	54.0% - 89.4% (2)
Servicing asset	1,222	Discounted cash flow	Discount rates	(1)
			Default rates	(1)
			Prepayment rates	(1)
			Servicing costs	(1)
Venture capital fund investments	3,704	Private company equity pricing	Actual and forecasted results, cash position, market comparable companies	(3)

(1)	The Company uses third-party pricing information without adjustment for this Level 3 fair value measurement.

(2)	Low end of range relates to private equity warrant assets portfolio and high end of range relates to public equity warrant assets portfolio.

(3)	The factors are specific to each underlying private company, and as such, a weighted average or range of values for the unobservable inputs is not meaningful.
Following are tables that present information about the Company's investment securities, warrants, servicing asset, and venture capital fund investments, measured at fair value on a recurring basis:

(in thousands)	At June 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. treasuries	$159,501	$—	$—	$159,501
Agency direct obligations	30,435	—	—	30,435
SBA pools	—	164,574	—	164,574
Agency MBS	—	674,285	—	674,285
Municipal bonds	—	98,931	—	98,931
Corporates	—	117,614	3,011	120,625
Non-agency MBS	—	—	185,113	185,113
Other ABS	—	—	106,974	106,974
Equity securities	904	—	—	904
Total available for sale securities	$190,840	$1,055,404	$295,098	$1,541,342
Warrants	$—	$—	$5,125	$5,125
Servicing asset	$—	$—	$1,450	$1,450
Venture capital fund investments	$—	$—	$4,232	$4,232

(in thousands)	At December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. treasuries	$29,641	$—	$—	$29,641
Agency direct obligations	30,631	—	—	30,631
SBA pools	—	179,822	—	179,822
Agency MBS	—	614,922	—	614,922
Municipal bonds	—	98,490	—	98,490
Corporates	—	118,359	—	118,359
Non-agency MBS	—	—	173,099	173,099
Other ABS	—	—	47,621	47,621
Equity securities	1,948	—	—	1,948
Total available for sale securities	$62,220	$1,011,593	$220,720	$1,294,533
Warrants	$—	$—	$4,304	$4,304
Servicing asset	$—	$—	$1,222	$1,222
Venture capital fund investments	$—	$—	$3,704	$3,704

The following tables present additional information about Level 3 securities, venture capital fund investments, servicing assets and warrants, measured at fair value on a recurring basis:

(dollars in thousands)	Three Months Ended June 30, 2015
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at March 31, 2015	$—	$164,749	$67,043	$3,834	$1,393	$4,649	$241,668
Transfers into Level 3	3,011	—	—	—	—	—	3,011
Transfers out of Level 3	—	—	—	—	—	(29)	(29)
Total gains (losses):
included in net income	—	—	—	337	(14)	239	562
included in other comprehensive income	—	(12,688)	(4,785)	—	—	—	(17,473)
Purchases, sales, issuances and settlements:
Purchases	—	47,787	46,009	231	—	—	94,027
Sales	—	(14,735)	(1,293)	—	—	(137)	(16,165)
Issuances	—	—	—	—	147	403	550
Settlements	—	—	—	(170)	(76)	—	(246)
Balance at June 30, 2015	$3,011	$185,113	$106,974	$4,232	$1,450	$5,125	$305,905

(dollars in thousands)	Three Months Ended June 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at March 31, 2014	$29,391	$66,651	$24,605	$3,958	$1,298	$6,596	$132,499
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(23,389)	—	—	(953)	—	(1,369)	(25,711)
Total gains (losses):
included in net income	—	—	—	1,415	6	21	1,442
included in other comprehensive income	83	(2,773)	(6,810)	—	—	—	(9,500)
Purchases, sales, issuances and settlements:
Purchases	—	23,759	16,252	170	—	—	40,181
Sales	—	(2,203)	—	—	—	(994)	(3,197)
Issuances	—	—	—	—	55	493	548
Settlements	—	—	—	(257)	(34)	—	(291)
Balance at June 30, 2014	$6,085	$85,434	$34,047	$4,333	$1,325	$4,747	$135,971

(dollars in thousands)	Six Months Ended June 30, 2015
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2014	$—	$173,099	$47,621	$3,704	$1,222	$4,304	$229,950
Transfers into Level 3	3,011	—	—	—	—	—	3,011
Transfers out of Level 3	—	—	—	—	—	(38)	(38)
Total gains (losses):
included in net income	—	—	—	337	(9)	701	1,029
included in other comprehensive income	—	(22,929)	(8,252)	—	—	—	(31,181)
Purchases, sales, issuances and settlements:
Purchases	—	60,677	68,898	474	—	—	130,049
Sales	—	(25,734)	(1,293)	—	—	(942)	(27,969)
Issuances	—	—	—	—	331	1,100	1,431
Settlements		—	—	(283)	(94)	—	(377)
Balance at June 30, 2015	$3,011	$185,113	$106,974	$4,232	$1,450	$5,125	$305,905

(dollars in thousands)	Six Months Ended June 30, 2014
	Available for sale securities
	Corporates	Non-Agency MBS	Other ABS	Venture Capital Fund Investments	Servicing Asset	Warrants	Total
Balance at December 31, 2013	$26,301	$52,170	$22,091	$4,066	$1,265	$5,105	$110,998
Transfers into Level 3	2,994	—	2,762	—	—	—	5,756
Transfers out of Level 3	(23,389)	—	—	(953)	—	(1,369)	(25,711)
Total gains (losses):
included in net income	—	—	—	1,415	18	2,216	3,649
included in other comprehensive income	179	(4,405)	(7,058)	—	—	—	(11,284)
Purchases, sales, issuances and settlements:
Purchases	—	39,872	16,252	170	—	—	56,294
Sales	—	(2,203)	—	—	—	(1,800)	(4,003)
Issuances	—	—	—	—	110	595	705
Settlements	—	—	—	(365)	(68)	—	(433)
Balance at June 30, 2014	$6,085	$85,434	$34,047	$4,333	$1,325	$4,747	$135,971

For the three and six months ended June 30, 2015, one available for sale securities was transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the three months ended June 30, 2014, no available for sale securities were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation. For the six months ended June 30, 2014, two available for sale securities were transferred from Level 2 due to lack of observable inputs to substantiate a Level 2 valuation.

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
The Company has investments in venture capital funds that calculate net asset value per share. The Company's investments in venture capital funds generally cannot be redeemed. Alternatively, the Company expects distributions, if any, to be received primarily through M&A activity and IPOs of the underlying assets of the fund. The Company currently does not have any plans to sell any of these fund investments. If the Company decides to sell these investments in the future, generally the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between the Company's measurement date and the date of the fund investment’s net asset value based on the most recently available financial information from the investee general partner. The most recently available financial information is generally as of the end of the previous quarter. For example, the June 30, 2015 financial statements reflect the March 31, 2015 financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following tables summarize the estimated fair values and remaining unfunded commitments for these investments:

(in thousands)	June 30, 2015
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$4,232	$4,232	$1,634
Total	$4,232	$4,232	$1,634

(in thousands)	December 31, 2014
	Carrying Value	Fair Value	Unfunded Commitments
Venture capital fund investments	$3,704	$3,704	$2,076
Total	$3,704	$3,704	$2,076
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
At June 30, 2015, the $4.2 million venture capital fund investments valuation consisted of $1.6 million of Bank investments primarily for CRA purposes, $1.6 million from Square 1 Ventures, and $1.0 million of holding company investments.
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

The following table presents information about the Company's assets measured at fair value on a non-recurring basis:

(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Ending Balance
	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired loans	$—	$—	$9,754	$9,754
December 31, 2014
Impaired loans	$—	$—	$9,135	$9,135
Financial Instruments Not Carried at Fair Value
FASB issued guidance over financial instruments (ASC 825-10-65) requires that the Company disclose estimated fair values for the Company's financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of ASC 825.
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
The following tables present the estimated fair values of the Company's financial instruments that are not carried at fair value:

(in thousands)	June 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value Ending Balance
Financial assets:
Cash and cash equivalents	$387,347	$387,347	$—	$—	$387,347
Investment in time deposits	1,002	1,002	—	—	1,002
Investment securities—held to maturity	392,872	—	386,395	6,420	392,815
Loans, net of unearned income	1,516,032	—	—	1,512,363	1,512,363
FHLB stock	2,787	—	—	2,787	2,787
Accrued interest receivable	13,110	—	13,110	—	13,110
Financial liabilities:
Non-maturity deposits(1)	3,554,380	3,554,380	—	—	3,554,380
Time deposits	9,384	—	9,369	—	9,369
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,431,391	1,431,391
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

(in thousands)	December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value Ending Balance
Financial assets:
Cash and cash equivalents	$85,942	$85,942	$—	$—	$85,942
Investment in time deposits	1,251	1,251	—	—	1,251
Investment securities—held to maturity	300,425	—	299,986	6,420	306,406
Loans, net of unearned income	1,346,449	—	—	1,336,470	1,336,470
FHLB stock	2,091	—	—	2,091	2,091
Accrued interest receivable	11,878	—	11,878	—	11,878
Financial liabilities:
Non-maturity deposits(1)	2,760,232	2,760,232	—	—	2,760,232
Time deposits	16,320	—	16,268	—	16,268
Off-balance sheet financial assets:
Future financing commitments	—	—	—	1,232,078	1,232,078
(1)Includes noninterest demand deposits, interest-bearing demand deposits and money market deposits.

16.	OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
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
At June 30, 2015 and December 31, 2014, unfunded lines of credit were $1.4 billion and $1.2 billion, respectively, and outstanding standby letters of credit amounted to $78.5 million and $68.4 million, respectively.
Three putative stockholder class action lawsuits were filed in connection with the previously disclosed proposed merger between us and PacWest (see Note 1). Manganaro v. Burke et al., Case No. 10817-VCL,  was filed in the Court of Chancery of the State of Delaware on March 20, 2015, and was voluntarily dismissed without prejudice on May 5, 2015. Lakowitz v. Bowers et al., Case No. 1:15-CV-371, was filed in the federal district court for the Middle District of North Carolina on May 6, 2015 and was voluntarily dismissed without prejudice on May 7, 2015.
Li v. Bowers et al., Case No. 1:15-CV-373 (the “Li Action”), was filed in federal district court for the Middle District of North Carolina on May 7, 2015. The Li Action alleged that the members of the Square 1 board of directors breached their fiduciary duties to Square 1 stockholders and failed to take steps to maximize the value to be paid to the Square 1 stockholders. In addition, the Li Action alleged that PacWest aided and abetted these alleged breaches of fiduciary duties. The Li Action also alleged violations of federal securities laws with respect to allegedly misleading statements contained in the registration statement filed with the SEC in connection with the merger. The plaintiffs in the Li Action sought, among other things, declaratory and injunctive relief, attorneys’ fees and costs, and other and further relief.
On June 1, 2015, the parties to the Li Action entered into a Memorandum of Understanding which sets forth the parties’ agreement in principle to a settlement of that action. In connection with the settlement of the Li Action, Square 1 and PacWest agreed to make certain additional disclosures, which were contained in the definitive proxy statement and prospectus filed with the SEC with respect to the merger. The settlement remains subject to a number of conditions, including, among other things, final documentation and court approval following notice to the settlement class. There can be no assurance that the settlement will ultimately be approved by the court.
 From time to time, the Company is party, either as a defendant or plaintiff, to other lawsuits in the normal course of its business. While any litigation involves an element of uncertainty, management is of the opinion that the liability, if any, resulting from these other pending legal proceedings in the normal course of business will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial Condition Data:
Average total assets	$3,503,389	$2,644,511	$3,347,745	$2,510,087
Average cash and cash equivalents	211,733	223,988	148,754	171,998
Average investment securities - available-for-sale	1,337,891	1,054,438	1,323,749	1,011,040
Average investment securities - held-to-maturity	373,227	194,781	366,322	179,895
Average loans, net of unearned income	1,513,504	1,119,867	1,441,864	1,094,482
Average on-balance sheet deposits	3,165,466	2,359,042	2,990,659	2,255,351
Average total client investment funds	1,592,218	749,976	1,516,454	690,340
Average borrowings	440	2,236	24,641	5,189
Average repurchase agreements	—	—	—	3,029
Average total shareholders' equity	325,094	275,014	317,643	236,804

Operating Data:
Interest income	$31,593	$25,075	$60,994	$47,875
Interest expense	194	199	450	492
Net interest income	31,399	24,876	60,544	47,383
Provision for loan losses	3,758	3,150	9,205	6,114
Net interest income after provision for loan losses	27,641	21,726	51,339	41,269
Noninterest income	7,632	6,372	13,844	13,511
Noninterest expense	20,307	16,600	38,644	32,183
Income before income tax expense	14,966	11,498	26,539	22,597
Income tax expense	5,047	3,447	8,467	6,698
Preferred stock dividends and discount accretion	—	1	—	63
Net income available to common shareholders	9,919	8,050	18,072	15,836

	At or For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance Ratios:	(Dollars in thousands)
Return on average assets	1.14%	1.22%	1.09%	1.27%
Return on average common equity	12.24	11.74	11.47	13.63
Net interest margin(1)	3.83	4.03	3.89	4.07
Efficiency ratio(2)	49.33	51.29	49.13	50.96
Average equity to average assets	9.28	10.40	9.49	9.43

Capital Ratios (consolidated):
Tier 1 leverage capital	9.07	10.42	9.07	10.42
Common equity Tier 1 capital	12.09	14.70	12.09	14.70
Tier 1 risk-based capital	12.09	14.70	12.09	14.70
Total risk-based capital	13.12	15.88	13.12	15.88
Total shareholders’ equity to assets	8.35	10.35	8.35	10.35
Tangible common equity to tangible assets(3)	8.34	10.33	8.34	10.33

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.65	1.87	1.65	1.87
Allowance for loan losses as a percent of nonperforming loans	139.58	175.54	139.58	175.54
Net charge-offs to average outstanding loans (annualized)	0.92	0.25	0.99	0.54
Nonperforming loans as a percent of total loans	1.18	1.07	1.18	1.07
Nonperforming assets as a percent of total assets	0.46	0.45	0.46	0.45

(1)	Represents net interest income as a percent of average interest-earning assets.

(2)
Represents noninterest expense, excluding merger-related expenses divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities. Efficiency ratio, as calculated, is a non-GAAP financial measure. See “Non-GAAP Financial Measures.”

(3)
Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity less intangible assets. Tangible assets are calculated as total assets less intangible assets other than loan servicing intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets. See “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP financial measures for us are “efficiency ratio,” “tangible common equity to tangible assets,” “net operating income,” "net interest income," "core banking noninterest income," and "earnings per diluted share excluding merger-related expenses." Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP.
Efficiency ratio represents noninterest expense, excluding merger-related expenses divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities. This measure is used by management to evaluate our operational efficiency.
Tangible common equity to tangible assets ratio is used by management to evaluate the adequacy of our capital levels. Tangible common equity is computed as total shareholders’ equity less intangible assets. Tangible assets are calculated as total assets less intangible assets other than loan servicing intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets.
Tangible common equity is computed as total shareholders’ equity less intangible assets. Tangible book value per common share is calculated as tangible common equity divided by common shares outstanding. We believe that the most directly comparable GAAP financial measure is book value per common share.
Non-GAAP net operating income represents net operating income before income tax expense on a fully tax equivalent basis excluding the impact of gains and losses on the sale of securities and impairments. We believe that the most directly comparable GAAP financial measure is income before income tax expense.
Our discussions of net interest income and the net interest margin are presented on a fully taxable equivalent basis based on the federal statutory rate of 35% to consistently reflect income from taxable loans and securities and tax-exempt securities. We believe that the most directly comparable GAAP financial measure is net interest income.
Core banking noninterest income represents recurring income from traditional banking services provided to our customers and excludes line items where results are typically subject to market or other conditions beyond our control. We believe that the most directly comparable GAAP financial measure is noninterest income.
Non-GAAP earnings per diluted share excluding merger-related expenses represents earnings per diluted share on a GAAP basis excluding the impact of recorded charges for merger expenses related to the PacWest Bancorp and Square 1 merger. Merger expenses include merger transaction and integration costs. Management does not consider these expenses to be representative of our fundamental earnings as we would not otherwise incur these expenses as part of our operations in the periods presented. We believe that the most directly comparable GAAP financial measure is earnings per share - diluted.

The information provided below reconciles each non-GAAP measure to its most comparable GAAP measure:

	At or For the
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Efficiency Ratio
Noninterest expense (GAAP)	$20,307	$16,600	$38,644	$32,183
Less: merger-related expenses	792	—	1,004	—
Adjusted noninterest expense	$19,515	$16,600	$37,640	$32,183
Net interest taxable equivalent income	32,725	25,863	63,124	49,321
Noninterest taxable equivalent income	7,861	6,543	14,307	13,840
Less: gain on sale of securities and impairment	1,025	38	821	4
Adjusted operating revenue	$39,561	$32,368	$76,610	$63,157
Efficiency ratio	49.33%	51.29%	49.13%	50.96%
Tangible Common Equity/Tangible Assets
Total equity	$326,646	$283,696	$326,646	$283,696
Less: Intangible assets(1)	295	597	295	597
Tangible common equity	$326,351	$283,099	$326,351	$283,099
Total assets	$3,912,503	$2,741,524	$3,912,503	$2,741,524
Less: intangible assets(1)	295	597	295	597
Tangible assets	$3,912,208	$2,740,927	$3,912,208	$2,740,927
Tangible common equity/tangible assets	8.34%	10.33%	8.34%	10.33%
Net Operating Income
GAAP income before taxes	$14,966	$11,498	$26,539	$22,597
Add: gain on sale of securities and impairment	1,025	38	821	4
Add: tax equivalent adjustment	1,555	1,157	3,043	2,266
Non-GAAP net operating income before taxes	$15,496	$12,617	$28,761	$24,859
Net Interest Income
GAAP net interest income	$31,399	$24,876	$60,544	$47,383
Add: tax equivalent adjustment	1,326	987	2,580	1,938
Non-GAAP net interest income (fully tax equivalent basis)	$32,725	$25,863	$63,124	$49,321
Core Banking Noninterest Income
GAAP noninterest income	$7,632	$6,372	$13,844	$13,511
Less: net gain on securities and impairment	1,025	38	821	4
Warrant income	239	21	$701	$2,216
Gain on sale of loans	592	249	1,398	502
Bank owned life insurance	424	317	859	607
Other	565	2,035	826	2,432
Non-GAAP core banking noninterest income	$4,787	$3,712	$9,239	$7,750
Earnings Per Diluted Share Excluding Merger-related Expenses
GAAP earnings per share - diluted	$0.33	$0.27	$0.60	$0.58
Add: merger related expenses	0.02	—	0.02	—
Non-GAAP earnings per diluted share excluding merger costs	$0.35	$0.27	$0.62	$0.58
(1) Does not include a loan servicing asset of $1.4 million and $1.3 million at June 30, 2015 and June 30, 2014, respectively.

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
Continued strong balance sheet and revenue growth during the three and six months ended June 30, 2015 resulted in increased net operating income. Consolidated net income available to common shareholders was $9.9 million and diluted earnings per share was $0.33 for the three months ended June 30, 2015, compared to net income available to common shareholders of $8.1 million and diluted earnings per share of $0.27 for the three months ended June 30, 2014. Earnings per share excluding the impact of merger-related expenses was $0.35 per diluted share for the three months ended June 30, 2015 compared to $0.27 for the three months ended June 30, 2014. Consolidated net income available to common shareholders was $18.1 million and diluted earnings per share was $0.60 for the six months ended June 30, 2015, compared to net income available to common shareholders of $15.8 million and diluted earnings per share of $0.58 for the six months ended June 30, 2014. Earnings per share excluding the impact of merger-related expenses was $0.62 per diluted share for the three months ended June 30, 2015 compared to $0.58 for the three months ended June 30, 2014. Return on average common equity was 12.24% and return on average assets was 1.14% for the three months ended June 30, 2015. Return on average common equity was 11.47% and return on average assets was 1.09% for the six months ended June 30, 2015.
During the three and six months ended June 30, 2015, net interest income increased $6.5 million, or 26.2%, and $13.2 million, or 27.8%, respectively, as a result of solid growth in both our loan and investment portfolios driven by significant growth in deposits. Average loan balances for the three and six months ended June 30, 2015, grew 35.2% and 31.7%, respectively, compared to the three and six months ended June 30, 2014. Period-end loans increased 12.6% from December 31, 2014. The loan growth is the result of further deepening of our coverage in key markets and expansion into new markets, more loans to later stage clients, and an increase in our overall brand awareness. Increases in the average balances of our investment portfolio of 37.0% and 41.9%, respectively, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, also drove the increase in net interest income. Period-end investment securities increased 21.3% from December 31, 2014.
We also continue to experience favorable funding of our interest earning assets with 67.1% and 66.7%, respectively, of our average deposits for the three and six months ended June 30, 2015 coming from noninterest-bearing deposits, compared to 64.4% and 64.5%, respectively, for the three and six months ended June 30, 2014. Net interest margin decreased to 3.83% and 3.89%, respectively, for the three and six months ended June 30, 2015 compared to 4.03% and 4.07%, respectively, for the same periods in the prior year.
Loan growth was funded by our continued success in growing our low cost deposits from new and existing venture firms and entrepreneurial companies. Our average client funds, which consist of on-balance sheet deposits and client investment funds, increased 53.0% for both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. Our ability to move deposits off balance sheet is key to managing our balance sheet growth and capital ratios. Our period end client investment funds grew 19.2% from December 31, 2014, reflecting our continuing ability to manage deposits off balance sheet in a manner that benefits both our clients and us.
Credit quality exceeded historical experience during 2014 while credit quality during the three and six months ended June 30, 2015 was more reflective of historical experience. At June 30, 2015, our ratio of nonperforming loans to total loans decreased from December 31, 2014, but increased from June 30, 2014. Net loan charge-offs were 0.92% and 0.99%, respectively, of average loans (annualized) for the three and six months ended June 30, 2015, compared to 0.25% and 0.54%, respectively, for the three and six months ended June 30, 2014. The impact of loan growth and higher net charge offs drove increases of $0.6 million and $3.1 million, respectively, in our provision for loan losses for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014.
Core banking noninterest income, which represents income from traditional banking services provided to our customers, increased $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2015 compared to the three months ended June 30, 2014, as we continued to focus on enhancing our product offerings and adding new customers. Total noninterest income increased $1.3 million compared to the three months ended June 30, 2014, as increases of $1.1 million in core banking noninterest income and $1.0 million in the net gain on securities were partially offset by a $1.1 million decrease in unrealized gains from our venture capital fund investments. Total noninterest income increased $0.3 million compared to the six months ended June 30, 2014, as increases of $1.5 million in core banking noninterest income, $0.8 million in the net gain on securities and $0.9 million in the gain on sale of loans were largely offset by decreases of $1.1 million in the unrealized gains from our venture capital fund investments and $1.5 million in warrant income.
Noninterest expense increased $3.7 million compared to the three months ended June 30, 2014 primarily due to $1.8 million higher personnel expenses, $0.3 million higher professional fees and merger-related expenses of $0.8 million. Noninterest expense increased $6.5 million compared to the six months ended June 30, 2014 primarily due to increases in personnel expenses, professional fees and the provision for unfunded credit commitments of $3.4 million, $0.5 million and $0.5 million, respectively, and merger-related expenses of $1.0 million. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 280 at June 30, 2015, from 245 at June 30, 2014, and higher incentive compensation expense. Throughout 2015, we anticipate hiring a similar number of full-time equivalent employees as were hired during the year ended December 31, 2014 mixed between bankers and support staff. Overall, we anticipate an increase in our expenses in the mid-teens in 2015 as we continue to hire additional employees and invest in our franchise to support growth.
Proposed Merger with PacWest Bancorp
On March 1, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with PacWest Bancorp, a Delaware corporation ("PacWest"), pursuant to which we will merge with and into PacWest, with PacWest as the surviving corporation (the "Merger"). The Merger Agreement also provides that immediately following the Merger, Square 1 Bank, our wholly-owned subsidiary, will merge with and into Pacific Western Bank, a California state-chartered bank and wholly-owned subsidiary of PacWest, with Pacific Western Bank as the surviving bank. Under the terms and subject to the conditions of the Merger Agreement, each issued and outstanding share of common stock of Square 1 will be converted into the right to receive 0.5997 of a share of PacWest common stock. The transaction is currently valued at approximately $867 million. Completion of the Merger is subject to certain customary conditions, including approval by our stockholders and the receipt of certain required regulatory approvals. The Merger was approved by our stockholders on July 29, 2015.
Additional information regarding the Merger is included in our Current Report on Form 8-K filed with the SEC on March 5, 2015 and in the registration statement filed by PacWest with the SEC which includes a proxy statement of Square 1 and a prospectus of PacWest.

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

RESULTS OF OPERATIONS
Performance Summary
Three Months Ended June 30, 2015 and 2014. For the three months ended June 30, 2015, we reported net income available to common shareholders of $9.9 million, an increase of $1.9 million, or 23.2%, compared to net income available to common shareholders of $8.1 million for the three months ended June 30, 2014. The increase resulted from a $6.5 million, or

26.2%, increase in net interest income and a $1.3 million, or 19.8%, increase in noninterest income, partially offset by a $0.6 million, or 19.3%, increase in the provision for loan losses, a $3.7 million, or 22.3%, increase in noninterest expense and a $1.6 million, or 46.4%, increase in income tax expense.
The increase in net interest income compared to the three months ended June 30, 2014 was primarily driven by the higher average balances of our loan and investment securities portfolios, partially offset by lower yields. The increase in noninterest income was primarily due to a $1.1 million increase in core banking noninterest income and a $1.0 million increase in the net gain on securities, partially offset by a $1.1 million decrease in unrealized gains from our venture capital fund investments. The increase in noninterest expense compared to the three months ended June 30, 2014 was primarily due to $1.8 million higher personnel expenses along with merger-related expenses and higher professional fee expense in the three months ended June 30, 2015. Higher personnel expenses were driven by an increase of 35 full-time equivalent employees and higher incentive compensation expense. The increase in income tax expense was driven by higher pre-tax net income and a higher effective tax rate.
Six Months Ended June 30, 2015 and 2014. For the six months ended June 30, 2015, we reported net income available to common shareholders of $18.1 million, an increase of $2.2 million, or 14.1%, compared to net income available to common shareholders of $15.8 million for the six months ended June 30, 2014. The increase resulted from a $13.2 million, or 27.8%, increase in net interest income, partially offset by a $3.1 million, or 50.6%, increase in the provision for loan losses, a $6.5 million, or 20.1%, increase in noninterest expense, and a $1.8 million, or 26.4%, increase in income tax expense.
The increase in net interest income compared to the six months ended June 30, 2014 was primarily the result of our continued success in attracting low cost deposits and growing our loan portfolio, along with higher balances on our investment portfolio, partially offset by lower yields on our loan and investment portfolios. Noninterest income was relatively flat increasing 2.5% as increases of $1.5 million in core banking noninterest income, $0.8 million in the net gain on securities and $0.9 million in the gain on sale of loans were mostly offset by decreases of $1.1 million in the unrealized gains from our venture capital fund investments and $1.5 million in warrant income. The increase in noninterest expense compared to the six months ended June 30, 2014 was primarily due to $3.4 million higher personnel expenses in the six months ended June 30, 2015 driven by the increase in full-time equivalent employees and higher incentive compensation expense. Merger-related expenses and increases in the provision for unfunded credit commitments and professional fee expense also contributed to higher total noninterest expense. The higher income tax expense was driven by the growth in pre-tax net income and a higher effective tax rate.
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

Net Interest Income (Fully Tax Equivalent Basis)
Three Months Ended June 30, 2015 and 2014. For the three months ended June 30, 2015, net interest income increased $6.9 million, or 26.5%, to $32.7 million compared to the three months ended June 30, 2014. This increase was primarily driven by a $6.9 million, or 26.3%, increase in interest income. Our interest income increase primarily resulted from:

•
a $4.5 million, or 25.3%, increase to $22.2 million in interest income on loans, resulting from a 35.2% higher average balance, partially offset by a 46 basis point decline in the yield earned. The 46 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $1.4 million, or 26.3%, increase to $6.8 million in interest income on taxable securities due to a 38.5% higher average balance, partially offset by a 18 basis point decrease in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the lower yield was primarily a result of purchases of lower yielding securities; and

•
a $1.0 million, or 34.2%, increase to $3.8 million in interest income on nontaxable securities caused by a 30.3% higher average balance and a 14 basis point increase in the yield earned on nontaxable securities. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.2 million was flat compared to the three months ended June 30, 2014, and as the impact of the conversion to common stock of the trust preferred securities in the first half of 2014 was offset by the higher average balance and higher yields paid on money market accounts.
Six Months Ended June 30, 2015 and 2014. For the six months ended June 30, 2015, net interest income increased $13.8 million, or 28.0%, to $63.1 million compared to the six months ended June 30, 2014. This increase was primarily driven by a $13.8 million, or 27.6%, increase in interest income. Our interest income increase primarily resulted from:

•
a $8.2 million, or 24.1%, increase to $42.3 million in interest income on loans, resulting from a 31.7% higher average balance, partially offset by a 37 basis point decline in the yield earned. The 37 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment;

•
a $3.8 million, or 37.7%, increase to $13.7 million in interest income on taxable securities due to a 45.2% higher average balance, partially offset by a 11 basis point decrease in the yield earned. The higher taxable securities balance was driven by investments purchased as a result of deposit growth, and the lower yield was primarily a result of purchases of lower yielding securities; and

•
a $1.8 million, or 32.9%, increase to $7.4 million in interest income on nontaxable securities caused by a 28.1% higher average balance and a 18 basis point increase in the yield earned on nontaxable securities. The higher nontaxable securities balance and yield was primarily a result of our continued purchases of higher yielding municipal securities.

Interest expense of $0.5 million represented an 8.5% decrease from the six months ended June 30, 2014, and was primarily driven by the conversion to common stock of the trust preferred securities in the first half of 2014, partially offset by higher average deposit balances and higher yields paid on money market accounts.
Net Interest Margin (Fully Tax Equivalent Basis)
Three and Six Months Ended June 30, 2015 and 2014. Our net interest margin decreased to 3.83% and 3.89%, respectively, for the three and six months ended June 30, 2015 compared to 4.03% and 4.07%, respectively, compared to the three and six months ended June 30, 2014.
The primary reasons for the decrease were:

•	lower loan interest yields in the current low rate environment that continues in 2015; and

•	an increase in the purchasing of lower yielding securities

These decreases were slightly offset by lower funding costs driven by the redemption of our junior subordinated debt in 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other banks	$204,375	$127	0.25%	$204,385	$134	0.27%
Federal funds sold and other short-term investments	1,001	1	0.35	1,648	3	0.75
Loans, net of unearned income	1,513,504	22,207	5.89	1,119,867	17,720	6.35
Nontaxable securities	303,692	3,789	5.00	233,137	2,823	4.86
Taxable securities	1,407,426	6,795	1.94	1,016,082	5,382	2.12
Total interest-earning assets	3,429,998	32,919	3.85	2,575,119	26,062	4.06
Less: Allowance for loan losses	(24,919)			(20,086)
Noninterest-earning assets	98,310			89,478
Total assets	$3,503,389			$2,644,511
Interest-bearing liabilities:
Demand deposits	$96,817	18	0.08	$117,542	21	0.07
Money market	933,385	172	0.07	692,727	106	0.06
Time deposits	11,733	3	0.09	30,133	16	0.22
Total interest-bearing deposits	1,041,935	193	0.07	840,402	143	0.07
FHLB advances	440	1	0.38	—	—	—
Junior subordinated debt	—	—	—	2,236	56	10.09
Total interest-bearing liabilities	1,042,375	194	0.07	842,638	199	0.09
Noninterest-bearing deposits	2,123,531			1,518,640
Other noninterest-bearing liabilities	12,389			8,219
Total liabilities	3,178,295			2,369,497
Total shareholders’ equity	325,094			275,014
Total liabilities and shareholders’ equity	$3,503,389			$2,644,511
Net interest income		$32,725			$25,863
Interest rate spread			3.78%			3.97%
Net interest margin			3.83%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			329.06%			305.60%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in other banks	$140,056	$166	0.24%	$155,595	$196	0.25%
Federal funds sold and other short-term investments	1,124	2	0.32	1,538	5	0.63
Loans, net of unearned income	1,441,864	42,341	5.92	1,094,482	34,123	6.29
Nontaxable securities	295,499	7,372	5.03	230,629	5,546	4.85
Taxable securities	1,394,572	13,693	1.98	960,306	9,943	2.09
Total interest-earning assets	3,273,115	63,574	3.92	2,442,550	49,813	4.11
Less: Allowance for loan losses	(24,224)			(19,780)
Noninterest-earning assets	98,854			87,317
Total assets	$3,347,745			$2,510,087
Interest-bearing liabilities:
Demand deposits	$94,620	45	0.10	$117,097	44	0.08
Money market	887,462	352	0.08	654,990	199	0.06
Time deposits	14,186	7	0.10	28,138	30	0.22
Total interest-bearing deposits	996,268	404	0.08	800,225	273	0.07
FHLB advances	24,641	46	0.37	995	2	0.41
Repurchase agreements	—	—	—	3,029	1	0.10
Junior subordinated debt	—	—	—	4,194	216	10.36
Other borrowings	166	—	0.30	—	—	—
Total interest-bearing liabilities	1,021,075	450	0.09	808,443	492	0.12
Noninterest-bearing deposits	1,994,391			1,455,126
Other noninterest-bearing liabilities	14,636			9,714
Total liabilities	3,030,102			2,273,283
Total shareholders’ equity	317,643			236,804
Total liabilities and shareholders’ equity	$3,347,745			$2,510,087
Net interest income		$63,124			$49,321
Interest rate spread			3.83%			3.99%
Net interest margin			3.89%			4.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			320.56%			302.13%

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

	Three Months Ended June 30, 2015
	Compared to
	Three Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits in other banks	$(7)	$—	$(7)
Federal funds sold and other short-term investments	(2)	—	(2)
Loans, net of unearned income	(1,742)	6,229	4,487
Nontaxable securities(1)	8	958	966
Taxable securities	(775)	2,188	1,413
Total interest-earning assets	(2,518)	9,375	6,857
Interest expense:
Demand deposits	1	(4)	(3)
Money market	29	37	66
Time deposits	(3)	(10)	(13)
Borrowings	(10)	(45)	(55)
Total interest-bearing liabilities	17	(22)	(5)
Change in net interest income	$(2,535)	$9,397	$6,862

(1)	Tax equivalent income.

	Six Months Ended June 30, 2015
	Compared to
	Six Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits in other banks	$(10)	$(23)	$(33)
Loans, net of unearned income	(2,612)	10,830	8,218
Nontaxable securities(1)	25	1,801	1,826
Taxable securities	(1,570)	5,320	3,750
Total interest-earning assets	(4,167)	17,928	13,761
Interest expense:
Demand deposits	10	(9)	1
Money market	82	71	153
Time deposits	(8)	(15)	(23)
Borrowings	(12)	(161)	(173)
Total interest-bearing liabilities	72	(114)	(42)
Change in net interest income	$(4,239)	$18,042	$13,803

(1)	Tax equivalent income.
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
Three and Six Months Ended June 30, 2015 and 2014. For the three months ended June 30, 2015, the provision for loan losses was $3.8 million, an increase of $0.6 million, or 19.3%, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, the provision for loan losses was $9.2 million, an increase of $3.1 million, or 50.6%, compared to the six months ended June 30, 2014.
The higher provision for the three and six months ended June 30, 2015 reflected the 31.6% growth in our loan portfolio from June 30, 2014 and higher net charge offs, which were lower than historical experience in 2014 but more reflective of historical experience during the three and six months ended June 30, 2015. At June 30, 2015, nonperforming loans totaled $17.9 million, or 1.18%, of total loans compared to $17.2 million, or 1.28%, of total loans, at December 31, 2014, and $12.3 million, or 1.07%, at June 30, 2014. Net loan charge-offs were 0.92% and 0.99%, respectively, of average loans (annualized) for the three and six months ended June 30, 2015 compared to 0.25% and 0.54%, respectively, for the three and six months ended June 30, 2014. The allowance for loan losses to nonperforming loans at June 30, 2015 was 139.58%, compared to 132.87% at December 31, 2014 and 175.54% at June 30, 2014. Specific loan loss allowances relating to nonperforming loans increased to $8.2 million and were 45.6% of nonperforming loans at June 30, 2015, compared to $8.1 million, or 47.0% of nonperforming loans at December 31, 2014 and $6.4 million, or 51.9%, of nonperforming loans at June 30, 2014.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for further information about credit risk and credit quality.

Noninterest Income
Three and Six Months Ended June 30, 2015 and 2014. The following tables show the components of noninterest income and the related dollar and percentage changes:

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$1,325	$1,126	$199	17.7%
Foreign exchange fees	1,620	1,363	257	18.9
Credit card and merchant income	1,100	765	335	43.8
Letter of credit fees	455	297	158	53.2
Client investment fees(1)	172	65	107	164.6
Loan documentation fees(1)	115	96	19	19.8
Total core banking noninterest income	4,787	3,712	1,075	29.0
Net gain on securities	1,025	38	987	2,597.4
Warrant income	239	21	218	1,038.1
Gain on sale of loans	592	249	343	137.8
Bank owned life insurance	424	317	107	33.8
Other	565	2,035	(1,470)	(72.2)
Total noninterest income	$7,632	$6,372	$1,260	19.8%
(1) Included in other noninterest income in the consolidated statements of income.

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Core banking income:
Service charges and fees	$2,583	$2,194	$389	17.7%
Foreign exchange fees	3,338	3,004	334	11.1
Credit card and merchant income	2,121	1,401	720	51.4
Letter of credit fees	697	812	(115)	(14.2)
Client investment fees(1)	305	106	199	187.7
Loan documentation fees(1)	195	233	(38)	(16.3)
Total core banking noninterest income	9,239	7,750	1,489	19.2
Net gain on securities	821	4	817	20,425.0
Warrant income	701	2,216	(1,515)	(68.4)
Gain on sale of loans	1,398	502	896	178.5
Bank owned life insurance	859	607	252	41.5
Other(1)	826	2,432	(1,606)	(66.0)
Total noninterest income	$13,844	$13,511	$333	2.5%
(1) Included in other noninterest income in the consolidated statements of income.
Core banking noninterest income represents recurring income from traditional banking services provided to our customers (see "Non-GAAP Financial Measures"). The increase in core banking noninterest income for the three and six months ended June 30, 2015, was primarily due to an increased customer base combined with increased utilization of our core banking services by our customers. Service charges and fees represent fees earned on our deposit accounts. Foreign exchange fees are primarily transaction-based fees earned from our customers for performing foreign currency-based transactions on their behalf.

Credit card and merchant income represents fees earned on credit card accounts and transactions. Letters of credit fees represent fees charged to issue and process letters of credit for customers. Client investment fees represent fees charged to customers for asset management services.
The increases in service charges and fees for the three and six months ended June 30, 2015 compared to the same periods in 2014 reflects the increase in deposits. Higher foreign exchange fees were driven by increases in our customer's foreign currency-based transactions. The increase in credit card and merchant income was driven by growth in credit card accounts. Credit card balances outstanding were $23.4 million, $18.0 million and $15.0 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Letters of credit fees are driven by the volume of letters of credit. The decrease for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects the impact of higher than typical volume of letters of credit in the first quarter of 2014. Client investment fees have increased as a result of the strong growth in client investment assets under management.
Total noninterest income increased $1.3 million compared to the three months ended June 30, 2014, as the increases in core banking noninterest income and the net gain on securities were partially offset by a $1.1 million decrease in unrealized gains from our venture capital fund investments. An increase in the gain on sale of loans and higher warrant income also contributed to higher noninterest income compared to the three months ended June 30, 2014. Total noninterest income increased $0.3 million compared to the six months ended June 30, 2014, as increases in core banking noninterest income, the net gain on securities and the gain on sale of loans were largely offset by decreases of in warrant income and other noninterest income. The decrease in other noninterest income was driven by a $1.1 million decrease in the unrealized gains from our venture capital fund investments and $0.5 million in fees earned in 2014 on the Square 1 Venture 1, L.P. management contract that was sold on April 1, 2014. The increases in the net gain on securities for the three and six months ended June 30, 2015 were primarily due to gains on sales of mortgage-backed securities during the three months ended June 30, 2015. The higher gains on sale of loans for the three and six months ended June 30, 2015 were due to our strategic decision to sell more SBA loans from our loan portfolio.
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
The following tables show the components of warrant income and the period-to-period changes (see further discussion of our equity warrant assets in Note 14 to the interim consolidated financial statements):

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$156	$2,158	$(2,002)	(92.8)%
Non-monetized write off of warrant assets	(66)	(97)	31	32.0
Net realized gains on equity warrants	90	2,061	(1,971)	(95.6)
Change in fair value	149	(2,040)	2,189	107.3
Warrant income	$239	$21	$218	1,038.1%

	Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
	(Dollars in thousands)
Equity warrant assets:
Net gains on exercise of equity warrant assets	$895	$3,016	$(2,121)	(70.3)%
Non-monetized write off of warrant assets	(125)	(176)	51	29.0
Net realized gains on equity warrants	770	2,840	(2,070)	(72.9)
Change in fair value	(69)	(624)	555	88.9
Warrant income	$701	$2,216	$(1,515)	(68.4)%
During the three and six months ended June 30, 2015, our net realized gains were primarily driven by equity warrants in private companies that experienced liquidity events, such as an acquisition. During the three months ended June 30, 2015, we did not exercise any warrants for equity securities and realized warrant gains in 13 companies. During the six months ended June 30, 2015, we exercised warrants with a total value of $33 thousand and received equity securities in one publicly traded company that conducted an IPO in 2015 and realized gains in 29 companies.
During the three months ended June 30, 2014, we realized warrant gains in 20 companies, including the monetization of warrants and a realized gain of $0.8 million on warrants exercised upon expiration of the respective lock-up periods that we held in one portfolio company client that conducted IPOs. During the six months ended June 30, 2014, we realized warrant gains in 33 companies, including the monetization of warrants and a realized gain of $0.8 million on warrants exercised upon expiration of the respective lock-up periods that we held in three portfolio company client that conducted IPOs. We also exercised warrants with a total value of $1.4 million and received equity securities in four publicly traded companies during the three and six months ended June 30, 2014.
Noninterest Expense
Three and Six Months Ended June 30, 2015 and 2014. The following table shows the components of noninterest expense and the related dollar and percentage changes:

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Personnel	$12,541	$10,725	$1,816	16.9%
Occupancy	880	773	107	13.8
Data processing	1,049	918	131	14.3
Furniture and equipment	793	660	133	20.2
Advertising and promotions	383	342	41	12.0
Professional fees	1,089	786	303	38.5
Telecommunications	286	285	1	0.4
Travel	285	292	(7)	(2.4)
FDIC assessment	497	347	150	43.2
Merger-related expenses	792	—	792	100.0
Other	1,712	1,472	240	16.3
Total noninterest expense	$20,307	$16,600	$3,707	22.3%

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent
	(Dollars in thousands)
Personnel	24,768	$21,359	$3,409	16.0%
Occupancy	1,703	1,513	190	12.6
Data processing	1,986	1,740	246	14.1
Furniture and equipment	1,558	1,362	196	14.4
Advertising and promotions	624	617	7	1.1
Professional fees	1,901	1,387	514	37.1
Telecommunications	577	545	32	5.9
Travel	482	458	24	5.2
FDIC assessment	916	752	164	21.8
Merger-related expenses	1,004	—	1,004	100.0
Other	3,125	2,450	675	27.6
Total noninterest expense	$38,644	$32,183	$6,461	20.1%
The increases in noninterest expense three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were primarily due to higher personnel expenses, higher professional fees and merger-related expenses. Personnel represented 61.8% of our total noninterest expense and increased $1.8 million, or 16.9%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and increased $3.4 million, or 16.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in personnel expense primarily resulted from an increase in our full-time equivalent employees to 280 at June 30, 2015, from 258 at December 31, 2014 and 245 at June 30, 2014, to drive and support our balance sheet and income growth and higher incentive compensation expense. Over the past year we have added 9 venture bankers and client managers in key markets, including California, New York, Boston and Chicago. In addition, our occupancy and furniture and equipment expenses have increased in 2015 due to the addition of a new loan production office in Minneapolis which opened in the first quarter of 2015, San Francisco which opened in the second quarter of 2014, and Chicago which opened in the fourth quarter of 2014, as well as an increase in our lease expenses for our New York loan production office. Data processing fees have also increased to support our overall growth in connection with upgrades for our lending and credit operations. These updates have and will continue to result in increased expenses in 2015 as we continue to hire additional bankers and invest in our franchise. Higher other noninterest expense was primarily driven by increases of $0.1 million and $0.5 million, respectively, in the provision for unfunded credit commitments for the three and six months ended June 30, 2015, compared to the respective periods in the prior year. The provision for unfunded credit commitments was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2015.
Income Tax Provision
Three and Six Months Ended June 30, 2015 and 2014. Income tax expense increased $1.6 million, or 46.4%, for the three months ended June 30, 2015 as compared to the same period in the prior year, primarily due to a $3.5 million, or 30.2%, increase in pre-tax income and a higher effective tax rate. Income tax expense increased $1.8 million, or 26.4%, for the six months ended June 30, 2015 as compared to the same period in the prior year, primarily due to a $3.9 million, or 17.4%, increase in pre-tax income and a higher effective tax rate. Our effective tax rate increased to 33.7% for the three months ended June 30, 2015 from 30.0% for the three months ended June 30, 2014 and increased to 31.9% for the six months ended June 30, 2015 from 29.6% for the six months ended June 30, 2014 due to an increase in the proportion of taxable income to nontaxable income.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Our total assets increased $817.6 million, or 26.4%, to $3.9 billion at June 30, 2015, from $3.1 billion at December 31, 2014, primarily due to deposit growth of $787.2 million, which resulted in $301.4 million in additional period end cash and cash equivalents, a $339.3 million increase in our investment securities portfolio, and a $169.6 million increase in our loan portfolio.

Our loan and deposit portfolios include entrepreneurial companies at all stages of their life cycles, as well as venture firms. The following table provides a summary of total loans outstanding, total unfunded loan commitments and deposit balances by stage and type at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$322,153	21.13%	$191,305	13.37%	$1,724,307	48.38%
Expansion	706,156	46.31	293,630	20.51	910,224	25.54
Late	175,213	11.49	275,213	19.23	379,729	10.66
Total portfolio company	1,203,522	78.93	760,148	53.11	3,014,260	84.58
Venture capital/private equity	216,268	14.18	642,839	44.91	548,957	15.40
SBA and USDA	81,673	5.36	2,735	0.19	547	0.02
Credit cards	23,379	1.53	25,669	1.79	—	—
Total	1,524,842	100.00%	$1,431,391	100.00%	$3,563,764	100.00%
Less unearned income	(8,810)
Total loans, net of unearned income	$1,516,032

	December 31, 2014
	Loans Outstanding		Unfunded Loan Commitments		Deposit Balances
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Stage:
Early	$235,649	17.40%	$124,973	10.14%	$1,255,847	45.23%
Expansion	620,456	45.81	250,327	20.32	590,974	21.29
Late	234,486	17.31	206,492	16.76	347,666	12.52
Total portfolio company	1,090,591	80.52	581,792	47.22	2,194,487	79.04
Venture capital/private equity	169,143	12.49	613,594	49.80	581,491	20.94
SBA and USDA	76,622	5.66	6,953	0.57	574	0.02
Credit cards	17,980	1.33	29,739	2.41	—	—
Total	1,354,336	100.00%	$1,232,078	100.00%	$2,776,552	100.00%
Less unearned income	(7,887)
Total loans, net of unearned income	$1,346,449

Loans
The following table presents the loan balances and associated percentage of each category of loans within our loan portfolio at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Technology	$739,016	48.47%	$631,979	46.66%
Life sciences	307,240	20.15	274,057	20.24
Asset-based loans	143,204	9.39	177,701	13.12
Venture capital/private equity	216,268	14.18	169,143	12.49
SBA and USDA	36,926	2.42	35,609	2.63
Other	14,062	0.93	6,854	0.50
Total commercial loans	1,456,716	95.54	1,295,343	95.64
Real estate loans:
SBA and USDA	37,995	2.49	36,978	2.73
Total real estate loans	37,995	2.49	36,978	2.73
Construction:
SBA and USDA	6,752	0.44	4,035	0.30
Total construction loans	6,752	0.44	4,035	0.30
Credit cards	23,379	1.53	17,980	1.33
Total loans	1,524,842	100.00%	1,354,336	100.00%
Less unearned income(1)	(8,810)		(7,887)
Total loans, net of unearned income	$1,516,032		$1,346,449

(1)	Unearned income consists of unearned loan fees, the discount on SBA loans and the unearned initial warrant value.
The 12.5% increase in commercial loans from December 31, 2014 to June 30, 2015 was primarily driven by increases in total loans to venture-backed companies consisting of the technology and life sciences client sector and asset-based loans, and the venture firm client industry segment. Total loans to venture-backed companies were up $105.7 million, or 9.8%, as increases in loans in the life sciences and technology segments were partially offset by an increase in payoffs in asset-based loans and loans to venture firms were up $47.1 million, or 27.9%, at June 30, 2015 compared to December 31, 2014. Within our commercial loan portfolio, our loans to venture firm clients fluctuate from period-to-period based on funding needs driven by investment cycles and timing. The amount of loan commitments that are utilized by these clients vary during the year and often increase at the end of the year when these clients may increase the amount drawn on their lines of credit for various business reasons.
Growth in SBA and USDA loans also contributed to the overall growth in commercial loans from December 31, 2014 to June 30, 2015. Total SBA and USDA loans increased $5.1 million, or 6.6%, from December 31, 2014 to June 30, 2015. We also made a strategic decision to sell more SBA loans in our loan portfolio during the first quarter of 2015. At June 30, 2015, SBA and USDA loans represented 5.4% of our loan portfolio compared to 5.7% at December 31, 2014.

Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or when there is a diverse group of borrowers that could be similarly impacted by economic or other conditions.

The breakdown of total loans by industry sector at June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Venture portfolio industry:
Software	$256,180	16.90%	$193,622	14.38%
Business products and services	127,602	8.42	118,451	8.80
Hardware	95,682	6.31	103,667	7.70
Consumer products and services	115,706	7.63	81,603	6.06
Media and telecom	102,224	6.74	86,187	6.40
Biotech	122,146	8.06	103,818	7.71
Healthcare services	80,536	5.31	76,094	5.65
IT services	67,865	4.48	61,805	4.59
Medical devices and equipment	73,421	4.84	65,714	4.88
Financial services	41,832	2.76	37,919	2.82
Other industries	120,335	7.94	151,136	11.22
Total venture portfolio industry	1,203,529	79.39	1,080,016	80.21
Venture capital/private equity	216,268	14.26	169,143	12.56
SBA and USDA	81,673	5.39	76,622	5.69
Credit cards	23,379	1.54	17,980	1.34
Other (overdrafts and in-process)	(7)	—	10,575	0.79
Total loans	1,524,842	100.58	1,354,336	100.59
Less unearned income	(8,810)	(0.58)	(7,887)	(0.59)
Loans, net of unearned income	$1,516,032	100.00%	$1,346,449	100.00%

The following tables provide a summary of total loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$739,016	273	$381,897	231	$231,276	33	$125,843	9
Life sciences	307,240	78	124,039	56	106,934	17	76,267	5
Asset-based loans	143,204	92	33,930	81	42,274	6	67,000	5
Venture capital/private equity	216,268	78	66,159	63	67,019	9	83,090	6
SBA and USDA	36,926	60	36,926	60	—	—	—	—
Other	14,062	13	9,062	12	5,000	1	—	—
Total commercial loans	1,456,716	594	652,013	503	452,503	66	352,200	25
Real estate loans:
SBA and USDA	37,995	66	32,191	65	5,804	1	—	—
Total real estate loans	37,995	66	32,191	65	5,804	1	—	—
Construction loans:
SBA and USDA	6,752	5	6,752	5	—	—	—	—
Total construction loans	6,752	5	6,752	5	—	—	—	—
Credit cards	23,379	597	23,379	597	—	—	—	—
Total loans	1,524,842	1,262	$714,335	1,170	$458,307	67	$352,200	25
Less unearned income	(8,810)
Loans, net of unearned income	$1,516,032

	December 31, 2014
	Total		Less than $5 Million		$5 Million - $10 Million		Greater than $10 Million
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
	(Dollars in thousands)
Commercial loans:
Technology	$631,979	256	$375,727	224	$177,063	26	$79,189	6
Life sciences	274,057	76	113,053	57	87,404	14	73,600	5
Asset-based loans	177,701	67	32,717	54	43,481	6	101,503	7
Venture firm	169,143	72	49,099	61	31,558	5	88,486	6
SBA and USDA	35,609	50	35,609	50	—	—	—	—
Other	6,854	11	6,854	11	—	—	—	—
Total commercial loans	1,295,343	532	613,059	457	339,506	51	342,778	24
Real estate loans:
SBA and USDA	36,978	60	31,120	59	5,858	1	—	—
Total real estate loans	36,978	60	31,120	59	5,858	1	—	—
Construction loans:
SBA and USDA	4,035	4	4,035	4	—	—	—	—
Total construction loans	4,035	4	4,035	4	—	—	—	—
Credit cards	17,980	519	17,980	519	—	—	—	—
Total loans	1,354,336	1,115	$666,194	1,039	$345,364	52	$342,778	24
Less unearned income	(7,887)
Loans, net of unearned income	$1,346,449

Loan Maturity
At June 30, 2015, 89.7%, or $1.4 billion, of our total outstanding gross loans were variable rate loans that adjust at specified dates based on our prime lending rate or other variable indices, compared to 91.5%, or $1.2 billion, at December 31, 2014. At June 30, 2015, just over 38% of the loans had floors above the floating rate coupon. After an increase in rates of 100 bps, only 6% of these loans will continue to have floors above the floating rate coupon.

The following table sets forth the remaining contractual maturity distribution of our gross loan portfolio, by industry sector, at June 30, 2015 and December 31, 2014, for fixed and variable rate loans:

	June 30, 2015
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$1,821	$34,868	$—	$36,689
Life sciences	716	79,802	—	80,518
Asset-based loans	26,585	137	—	26,722
Venture capital/private equity	—	261	—	261
SBA and USDA	—	—	763	763
Other	2,500	—	3,950	6,450
Total commercial loans	31,622	115,068	4,713	151,403
Real estate loans:
SBA and USDA	—	—	6,065	6,065
Total real estate loans	—	—	6,065	6,065
Total construction loans	—	—	—	—
Credit cards	—	—	—	—
Total fixed-rate loans	$31,622	$115,068	$10,778	$157,468
Variable-rate loans:
Commercial loans:
Technology	$342,787	$359,540	$—	$702,327
Life sciences	75,171	151,551	—	226,722
Asset-based loans	102,228	14,254	—	116,482
Venture capital/private equity	170,387	41,729	3,891	216,007
SBA and USDA	—	359	35,804	36,163
Other	2,612	5,000	—	7,612
Total commercial loans	693,185	572,433	39,695	1,305,313
Real estate loans:
SBA and USDA	—	33	31,897	31,930
Total real estate loans	—	33	31,897	31,930
Construction loans:
SBA and USDA	—	—	6,752	6,752
Total construction loans	—	—	6,752	6,752
Credit cards	23,379	—	—	23,379
Total variable rate loans	$716,564	$572,466	$78,344	1,367,374
Less unearned income				(8,810)
Total loans, net of unearned income				$1,516,032

	December 31, 2014
	Remaining Contractual Maturity of Gross Loans
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(In thousands)
Fixed-rate loans:
Commercial loans:
Technology	$2,320	$24,967	$—	$27,287
Life sciences	500	56,138	—	56,638
Asset-based loans	24,669	622	—	25,291
Venture capital/private equity	—	337	—	337
SBA and USDA	—	—	795	795
Other	—	—	611	611
Total commercial loans	27,489	82,064	1,406	110,959
Real estate loans:
SBA and USDA	1,008	—	3,363	4,371
Total real estate loans	1,008	—	3,363	4,371
Total fixed-rate loans	$28,497	$82,064	$4,769	$115,330
Variable-rate loans:
Commercial loans:
Technology	$286,017	$318,675	$—	$604,692
Life sciences	57,046	160,373	—	217,419
Asset-based loans	100,010	52,400	—	152,410
Venture capital/private equity	133,303	32,596	2,907	168,806
SBA and USDA	235	180	34,399	34,814
Other	2,998	—	3,245	6,243
Total commercial loans	579,609	564,224	40,551	1,184,384
Real estate loans:
SBA and USDA	—	36	32,571	32,607
Total real estate loans	—	36	32,571	32,607
Construction loans:
SBA and USDA	—	—	4,035	4,035
Total construction loans	—	—	4,035	4,035
Credit cards	17,980	—	—	17,980
Total variable rate loans	$597,589	$564,260	$77,157	1,239,006
Less unearned income				(7,887)
Total loans, net of unearned income				$1,346,449
Upon maturity, loans satisfying our credit quality standards may be renewed. Renewals are subject to the same underwriting and credit administration practices as we utilize for new loans. It is not our practice to grant loans with unconditional extension or renewal terms.

Investment Securities
Investment securities totaled $1.9 billion at June 30, 2015, an increase of $339.3 million, or 21.3%, compared to $1.6 billion at December 31, 2014. See Notes 3 and 15 to the unaudited interim consolidated financial statements.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment securities portfolio to manage interest rate risk, ensure a stable source of liquidity, and to provide a steady source of income in excess of our cost of funds.
Our available-for-sale securities portfolio totaled $1.5 billion at June 30, 2015, an increase of $246.8 million, or 19.1%, compared to $1.3 billion at December 31, 2014.
Legacy non-agency mortgage-backed securities are those that were purchased prior to 2008 before the onset of the financial crisis and represent $17.5 million of the $185.1 million of non-agency mortgage-backed securities held at June 30, 2015, compared to $18.7 million of the $173.1 million of non-agency mortgage-backed securities held at December 31, 2014. The $17.5 million of legacy non-agency mortgage-backed securities purchased before 2008 is spread across multiple originators and issuers. There are 16 unique securities that have an average balance of $1.1 million, with the largest single security having a fair value of $2.8 million at June 30, 2015. The $17.5 million of legacy non-agency mortgage-backed securities have been impaired $5.9 million and represent 0.9% of the $1.9 billion in investment securities at June 30, 2015. The underlying loans in the group are comprised of prime (13%), Alt-A (38%) and sub-prime (49%) loans.
The balance of the $185.1 million is in investment grade non-agency mortgage-backed securities that have been purchased since 2013. The loans underlying these securities are comprised of prime (62%), Alt-A (18%) and sub-prime (20%) loans.
Other asset-backed securities totaled $107.0 million at June 30, 2015, compared to $47.6 million at December 31, 2014. Other asset-backed securities are investment grade and are comprised of student loan securities, a trust preferred collateralized debt obligation ("CDO"), venture debt obligations and securities with underlying consumer loans. The loans underlying the venture debt obligations are similar to the loans in our venture banking portfolio and have an estimated average life of one year or less.
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
Our held to maturity securities portfolio is mainly comprised of municipal bonds. Our held to maturity securities portfolio had an amortized cost of $392.9 million at June 30, 2015, an increase of $92.4 million, or 30.8%, compared to $300.4 million at December 31, 2014. The increase in this portfolio was primarily due to our purchase of new municipal bond securities and agency mortgage backed securities that we intend to hold until they are either called or reach maturity.
At June 30, 2015, the duration of our available-for-sale securities portfolio was approximately 2.3 years and the overall investment securities portfolio duration was 3.0 years.

The following table sets forth the stated maturities and weighted average yields of debt securities at June 30, 2015. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. While not reflected in the table below, 26.0% of the investment portfolio is either floating rate or adjustable rate securities and will reprice either immediately or within the first year based on the repricing of the underlying loans.

		June 30, 2015
		Less than One Year		After One to Five Years		After Five to Ten Years		After Ten Years
	Total Amortized Cost	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Available-for sale-securities:
U.S. Treasuries	$159,264	$—		$159,264	1.02%	$—		$—
Agency direct obligations	30,323	20,272	0.69	10,051	0.93	—		—
SBA pools	162,014	—		4,136	1.59	82,765	1.59	75,113	1.59
Agency mortgage-backed securities	666,405	—		2,398	0.51	29,622	1.64	634,385	2.49
Municipal bonds	97,417	—		—		15,185	3.88	82,232	4.43
Corporates	117,397	13,928	2.50	41,843	1.31	12,954	1.37	48,672	2.54
Non-agency mortgage-backed securities	185,662	—		701	3.62	7,417	3.96	177,544	3.21
Other asset-backed securities	107,495	3,516	1.89	36,755	3.20	26,387	2.81	40,837	2.40
Total available for sale securities	$1,525,977	$37,716	1.47%	$255,148	1.39%	$174,330	2.07%	$1,058,783	2.70%
Held-to-maturity securities:
Agency mortgage-backed securities	$102,368	$—		$—		$—		$102,368	3.85%
Municipal bonds	230,582	—		—		18,295	3.81	212,287	5.49
Corporates	59,922	—		—		—		59,922	4.34
Total held-to-maturity	$392,872	$—	—%	$—	—%	$18,295	3.81%	$374,577	4.86%
Total securities	$1,918,849	$37,716	1.47%	$255,148	1.39%	$192,625	2.23%	$1,433,360	3.26%

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
Our equity warrants portfolio is primarily comprised of warrants in non-public companies and our practice generally is to monetize our positions as soon as a liquidity event occurs. Often there is a lock-up period requiring us to hold our equity position in a publicly traded security until the expiration of the lock-up period. Warrants held, which amounted to $5.1 million and $4.3 million in 484 and 461 companies at June 30, 2015 and December 31, 2014, respectively, are shown as warrant valuation in the accompanying consolidated balance sheets. At June 30, 2015, the $5.1 million valuation on warrants held included $0.6 million in equity securities of nine publicly traded companies compared to $0.2 million held in equity securities of six publicly traded companies at December 31, 2014.
During the three months ended June 30, 2015, we did not exercise any warrants for equity securities. During the six months ended June 30, 2015, we exercised warrants with a total value of $33 thousand and received equity securities in one publicly traded company. During the three and six months ended June 30, 2014, we exercised warrants with a total value of $1.4 million and received equity securities in four publicly traded companies of which one was monetized for $0.3 million.
At June 30, 2015, the fair value of equity securities included in equity securities within our available-for-sale investments obtained through the exercise of warrants and still held was $0.1 million, compared to $0.9 million at December 31, 2014 (see Note 3). See Notes 14 and 15 and "Results of Operations - Noninterest Income" for further information regarding our equity warrant assets.
Foreign Exchange Forward Contracts. We enter into foreign exchange forward contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward contract entered into with our clients, we enter into an opposite way forward contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. At June 30, 2015, we had $9.4 million in gross notional customer outstanding forward contracts and an offsetting $9.3 million in gross notional correspondent bank outstanding forward contracts. At December 31, 2014, we had $5.7 million in gross notional customer outstanding forward contracts and an offsetting $5.6 million in gross notional correspondent bank outstanding forward contracts.

Deposits
The following table sets forth the composition of our deposits at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Period-end:
Noninterest-bearing demand deposits	$2,372,673	66.58%	$1,851,004	66.67%
Interest-bearing deposits:
Demand deposits	100,496	2.82	71,598	2.58
Money market	1,081,211	30.34	837,630	30.16
Time deposits	9,384	0.26	16,320	0.59
Total period end deposits	$3,563,764	100.00%	$2,776,552	100.00%

The following tables set forth the composition of our average deposits for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$2,123,531	67.08%	$1,518,640	64.38%
Interest-bearing deposits:
Demand deposits	96,817	3.06	117,542	4.98
Money market	933,385	29.49	692,727	29.36
Time deposits	11,733	0.37	30,133	1.28
Total average deposits	$3,165,466	100.00%	$2,359,042	100.00%

	Six Months Ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Average:
Noninterest-bearing demand deposits	$1,994,391	66.69%	$1,455,126	64.52%
Interest-bearing deposits:
Demand deposits	94,620	3.16	117,097	5.19
Money market	887,462	29.68	654,990	29.04
Time deposits	14,186	0.47	28,138	1.25
Total average deposits	$2,990,659	100.00%	$2,255,351	100.00%
Our deposits increased to $3.6 billion at June 30, 2015, from $2.8 billion at December 31, 2014, an increase of $787.2 million, or 28.4%. This increase was primarily due to growth of our client base and a continued strong funding environment for venture-backed firms. Our noninterest-bearing deposits increased $521.7 million, or 28.2%, and our interest-bearing deposits increased $265.5 million, or 28.7%, during the period.
At June 30, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $9.2 million, of which $8.2 million is scheduled to mature within one year. The remaining $1.0 million is scheduled to mature in 2017.

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

The following table sets forth the composition of our client investment funds at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	% Change
Period-end:	(Dollars in thousands)
Client investment assets under management	$1,222,834	$976,075	25.3%
Sweep money market funds	458,683	404,357	13.4
CDARS	31,507	56,201	(43.9)
Total period-end client investment funds	$1,713,024	$1,436,633	19.2%

The following tables set forth the composition of average client investment funds for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$1,089,403	$210,551	417.4%
Sweep money market funds	466,521	301,154	54.9
CDARS	36,294	238,271	(84.8)
Total average client investment funds	$1,592,218	$749,976	112.3%

	Six Months Ended June 30,
	2015	2014	% Change
Average:	(Dollars in thousands)
Client investment assets under management	$1,017,224	$177,015	474.7
Sweep money market funds	457,645	305,979	49.6
CDARS	41,585	207,346	(79.9)
Total average client investment funds	$1,516,454	$690,340	119.7

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and any existing collateral has no value. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Commitments to extend credit(1):
Future loan commitments	$1,431,391	$1,232,078
Standby letters of credit(2)	78,518	68,372
Total commitments	$1,509,909	$1,300,450

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
For the three and six months ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial loans:
Technology	$9,992	$9,487
Life sciences	1,911	2,511
Asset-based loans	—	570
SBA and USDA	539	175
Other	3,343	3,245
Total commercial loans	15,785	15,988
Real estate loans:
SBA and USDA	2,152	1,251
Total real estate loans	2,152	1,251
Total nonaccrual loans	17,937	17,239
Total nonperforming loans	$17,937	$17,239
Nonaccrual troubled debt restructurings	$5,713	$5,859
Total troubled debt restructurings	6,158	5,859
Less nonaccrual troubled debt restructurings included in total nonaccrual loans	(5,713)	(5,859)
Total nonperforming assets and troubled debt restructurings	$18,382	$17,239
Total nonperforming loans to total loans	1.18%	1.28%
Total nonperforming loans to total assets	0.46%	0.56%
Total nonperforming assets and troubled debt restructurings to total assets	0.47%	0.56%

The following tables present the composition of portfolio company nonperforming loans by stage at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$8,499	5	55.74%
Expansion	4,332	3	28.41
Late	2,416	1	15.85
Total portfolio company loans	$15,247	9	100.00%

	December 31, 2014
	Amount	Number	Percent
	(Dollars in thousands)
Stage:
Early	$3,764	3	23.80%
Expansion	6,398	5	40.46
Late	5,652	2	35.74
Total portfolio company loans	$15,814	10	100.00%
At June 30, 2015, our total nonperforming assets and troubled debt restructurings were $18.4 million, a $1.1 million, or 6.6%, increase from December 31, 2014. At June 30, 2015, nonperforming loans represented 1.18% of our total loans and were comprised of 14 credits that had $8.2 million in specific reserves held against them.
At June 30, 2015, our criticized (performing) and impaired loans represented approximately 5.5% of our total gross loans. This compares to 7.5% at December 31, 2014. 54.4% of our criticized and impaired loans at June 30, 2015 are to companies in the technology sector, across all growth stages compared to 55.5% at December 31, 2014. Loans to technology sector companies represented approximately 48.5% of our loan portfolio at June 30, 2015 and 46.7% of our loan portfolio at December 31, 2014. Loans to early and expansion stage portfolio company clients comprised 71.5% of our nonperforming loans at June 30, 2015 compared to 58.9% at December 31, 2014. It is common for an early or expansion stage client’s remaining liquidity to fall temporarily below the threshold necessary for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that some of our early-stage and expansion stage clients will be managed through our criticized portfolio during a portion of their life cycle without resulting in net charge-offs.
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
Interest income that would have been recorded had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period, amounted to $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2015, and 2014 and amounted to $0.5 million and $0.3 million, respectively, for the six months ended June 30, 2015, and 2014.
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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2015			December 31, 2014
	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance of Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial loans:
Technology	$14,459	57.75%	48.47%	$11,904	51.97%	46.66%
Life sciences	3,908	15.61	20.15	3,657	15.96	20.24
Asset-based loans	2,161	8.63	9.39	3,364	14.69	13.12
Venture capital/private equity	374	1.49	14.18	250	1.09	12.49
SBA and USDA	622	2.49	2.42	622	2.72	2.63
Other	2,519	10.06	0.93	1,576	6.88	0.50
Total commercial loans	24,043	96.03	95.54	21,373	93.31	95.64
Real estate loans:
SBA and USDA	699	2.79	2.49	1,310	5.72	2.73
Total real estate loans	699	2.79	2.49	1,310	5.72	2.73
Construction:
SBA and USDA	61	0.24	0.44	43	0.19	0.30
Total construction loans	61	0.24	0.44	43	0.19	0.30
Credit cards	234	0.94	1.53	180	0.78	1.33
Total	$25,037	100.00%	100.00%	$22,906	100.00%	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$24,739	$19,094	$22,906	$18,379
Provision for loan losses	3,758	3,150	9,205	6,114
Charge-offs:
Commercial loans:
Technology	1,630	332	3,691	2,166
Life sciences	600	409	1,961	409
Asset-based loans	938	—	938	—
SBA and USDA	26	—	64	—
Other	246	—	246	128
Total commercial loans	3,440	741	6,900	2,703
Real estate loans:
SBA and USDA	27	—	567	390
Total real estate loans	27	—	567	390
Total charge offs	3,467	741	7,467	3,093
Recoveries:
Commercial loans:
Technology	(6)	(53)	(392)	(156)
SBA and USDA	(1)	—	(1)	—
Total commercial loans	(7)	(53)	(393)	(156)
Total recoveries	(7)	(53)	(393)	(156)
Net charge offs	3,460	688	7,074	2,937
Allowance at end of period	$25,037	$21,556	$25,037	$21,556
Allowance for loan losses to total loans at end of period	1.65%	1.87%	1.65%	1.87%
Net charge offs to average loans outstanding during period (annualized)	0.92%	0.25%	0.49%	0.54%

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
The tables below set forth an approximation of our NII sensitivity exposure for the 12-month periods beginning June 30, 2015 and December 31, 2014, and our EVE sensitivity at June 30, 2015 and December 31, 2014. The simulations use projected repricing of assets and liabilities beginning June 30, 2015 and December 31, 2014, on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of variable rate loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. Generally, when interest rates rise, prepayments tend to slow. When interest rates fall, mortgage prepayments tend to rise. Our asset sensitivity would be reduced if mortgage prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	June 30, 2015	At June 30, 2015
300	18.1%	(14.4)%
200	12.6	(8.5)
100	6.2	(3.0)
(100)	(3.9)	(0.6)
(200)	(6.0)	1.6

	Estimated Increase/Decrease in Net Interest Income	Estimated Percentage Change in EVE
Basis Point (“bp”) Change in Interest Rates	12 Months Beginning
	December 31, 2014	At December 31, 2014
300	9.7%	(12.8)%
200	8.6	(5.5)
100	5.3	(2.0)
(100)	(3.4)	(0.4)
(200)	(4.9)	2.4

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
When compared to the December 31, 2014 results, the NII sensitivity increased in both the rising interest rate and the falling rate scenarios.
The EVE sensitivity showed a modest increase from December 31, 2014 to June 30, 2015 for the rising rate scenarios and one of the two declining interest rate scenarios. The small increase in sensitivity across most scenarios was primarily caused by interest rate sensitivity in the investment portfolio whose balances will tend to decline in value as rates increase.

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
We regularly adjust our investment in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management, funds management and liquidity policies. The objective of the liquidity policy is to reduce the risk to our earnings and capital arising from the inability to meet obligations in a timely manner without incurring unacceptable losses. This entails ensuring sufficient funds are available at a reasonable cost to meet potential demands from both fund providers and borrowers. Liquid assets, defined as cash, due from banks, federal funds sold, repurchase agreements, and available-for-sale securities, were 49.4% of total assets at June 30, 2015. Excess liquid assets are generally invested in investment grade available-for-sale securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $387.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.5 billion at June 30, 2015. In addition, at June 30, 2015, we had the ability to borrow $250.4 million from the FHLB. There were no outstanding borrowings under this line at June 30, 2015. Additionally, at June 30, 2015, we had the ability to access $83.4 million from the Federal Reserve Bank’s Discount Window on a collateralized basis. There were no outstanding borrowings under this line at June 30, 2015. We also maintain $60.0 million of unsecured lines of credit from four financial institutions to access federal funds. We had not accessed these unsecured lines of credit as of June 30, 2015. We believe that our liquid assets combined with the available credit lines provide adequate liquidity to meet our current financial obligations.
The following table presents our contractual obligations at June 30, 2015:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Deposits without stated maturity	$3,554,380	$3,554,380	$—	$—	$—
Time deposits	9,384	8,381	1,003	—	—
Operating lease obligations	16,041	1,487	4,580	4,607	5,367
Total	$3,579,805	$3,564,248	$5,583	$4,607	$5,367
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
Regulatory capital ratios for Square 1 Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2015 and December 31, 2014. See Note 11 to the interim consolidated financial statements for further information.
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
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures. See “Supervision and Regulation-State Bank Regulation-New Capital Rule” under Item 1. Business of our 2014 Form 10-K for further information. Our and the Bank's Risk-Based Capital ratios decreased as a result of the changes to both qualifying regulatory capital and risk-weighted assets under the new rules.
Capital ratios for Square 1 Financial and Square 1 Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below.

	June 30, 2015	December 31, 2014	Minimum Ratio to be “Well Capitalized”	Minimum Ratio to be “Adequately Capitalized”

Square 1 Financial:
Total risk-based capital ratio	13.12%	14.95%	10.00%	8.00%
Tier 1 risk-based capital ratio	12.09	13.83	8.00	6.00
Common equity Tier 1 capital ratio	12.09	11.73	6.50	4.50
Tier 1 leverage ratio	9.07	9.71	5.00	4.00
Tangible equity to risk-weighted assets ratio	12.43	14.20	N/A	N/A

Square 1 Bank:
Total risk-based capital ratio	12.82%	12.21%	10.00%	8.00%
Tier 1 risk-based capital ratio	11.79	11.13	8.00	6.00
Common equity Tier 1 capital ratio	11.79	11.13	6.50	4.50
Tier 1 leverage ratio	8.82	8.16	5.00	4.00

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Three putative stockholder class action lawsuits were filed in connection with the previously disclosed proposed merger between us and PacWest (see Note 1). Manganaro v. Burke et al., Case No. 10817-VCL,  was filed in the Court of Chancery of the State of Delaware on March 20, 2015, and was voluntarily dismissed without prejudice on May 5, 2015. Lakowitz v. Bowers et al., Case No. 1:15-CV-371, was filed in the federal district court for the Middle District of North Carolina on May 6, 2015 and was voluntarily dismissed without prejudice on May 7, 2015. Li v. Bowers et al., Case No. 1:15-CV-373 (the “Li Action”), was filed in federal district court for the Middle District of North Carolina on May 7, 2015. On June 1, 2015, the parties to the Li Action entered into a Memorandum of Understanding which sets forth the parties’ agreement in principle to a settlement of that action, which remains subject to a number of conditions, including, among other things, final documentation and court approval following notice to the settlement class. There can be no assurance that the settlement will ultimately be approved by the court. See Note 1 "Organization and Basis of Presentation" and Note 16 "Off-balance Sheet Risk, Commitments and Contingencies" of the "Notes to Interim Consolidated Financial Statements (Unaudited)" under Part I, Item 1 of this Form 10-Q for discussions of the merger agreement and related legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From April 1, 2015 through June 30, 2015, the Company issued an aggregate of 26,000 shares of its Class A common stock in connection with the exercise by investors of certain founder warrants to purchase the Company’s Class A common stock, at an exercise price of $10.00 per share. The shares of Class A common stock issued upon exercise of the warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder, as a transaction by an issuer not involving any public offering.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina on August 12, 2015.

Square 1 Financial, Inc.

By:	/s/ Douglas H. Bowers
Douglas H. Bowers President and Chief Executive Officer

/s/ Patrick Oakes
Patrick Oakes Executive Vice President and Chief Financial Officer (principal financial and accounting officer)